Form 10QSB
period 2001-09-30
SZM DISTRIBUTORS INC
filed 2001-11-14
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from              to
                                              --------------  ------------------

Commission File Number: 000-33313



                             SZM Distributors, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               95-4868287
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

           5109 River Avenue, Suite A, Newport Beach, California 92663
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 473.0803
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 3,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------









                             SZM DISTRIBUTORS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                             SZM DISTRIBUTORS, INC.
                          (a development stage company)

                                    CONTENTS





                                                                          PAGE
                                                                          ----
Financial Statements (Unaudited)

     Balance Sheet                                                          1

     Statements of Operations                                               2

     Statements of Changes in Stockholders' Equity                          3

     Statements of Cash Flows                                               4

     Notes to Financial Statements                                          5

                             SZM DISTRIBUTORS, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                           $      2,380
   Other current assets                                                    ---
                                                                  -------------

    Total current assets                                                 2,380

Other assets                                                               ---
                                                                  -------------

    Total assets                                                  $      2,380
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $      1,250
                                                                  -------------

    Total current liabilities                                            1,250
                                                                  -------------
Stockholders' Equity
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0                               ---
                                                                  -------------
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 3,000,000                         3,000
    Additional paid-in capital                                           8,000
    Deficit accumulated during the development stage                     (9,870)
                                                                  -------------

       Total stockholders' equity                                         1,130
                                                                  -------------

          Total liabilities and stockholders' equity              $      2,380
                                                                  =============




                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                         MAY 25, 2001
                                                              THREE MONTHS ENDED        (INCEPTION) -
                                                              SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                                              ------------------      ------------------
Revenues
   Sales                                                           $      4,000            $      4,000
    Less: returns and allowances                                            ---                     ---
                                                                   ------------            ------------

         Net revenues                                                     4,000                   4,000

Operating expenses
   Consulting services                                                      ---                   1,000
   Legal and professional fees                                            3,617                  10,367
   Office supplies and expense                                            2,383                   2,503
                                                                   ------------            ------------

    Total operating expenses                                              6,000                  13,870
                                                                   ------------            ------------

Loss from operations                                                     (2,000)                 (9,870)
                                                                   -------------           ------------

Provision for income tax expense (benefit)                                  ---                     ---
                                                                   ------------            ------------

Net loss/Comprehensive loss                                        $     (2,000)           $     (9,870)
                                                                   =============           ============
Net loss/comprehensive loss per common share ---
   basic and diluted                                               $       (---)           $       (---)
                                                                   =============           ============

Weighted average of common shares --- basic and diluted               3,000,000               2,508,000
                                                                   =============           ============



                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               MAY 25, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                             Common Stock             Additional
                                     -----------------------------      Paid-In       Accumulated
                                         Shares          Amount         Capital          Deficit          Total
                                     -------------   -------------   -------------    ------------    -------------
Balance, May 21, 2001                          ---   $         ---   $         ---    $        ---    $         ---

Issuance of common stock,
  May 27, 2001                           1,000,000           1,000             ---             ---            1,000

Issuance of common stock,
  June 27, 2001                          2,000,000           2,000           8,000             ---           10,000

Net loss/comprehensive loss                    ---             ---             ---          (7,870)          (7,870)
                                     -------------   -------------   -------------    ------------    -------------
Balance, June 30, 2001                   3,000,000           3,000           8,000          (7,870)           3,130
                                     -------------   -------------   -------------    ------------    -------------

Net loss/comprehensive loss                    ---             ---             ---          (2,000)          (2,000)
                                     -------------   -------------   -------------    ------------    -------------

Balance, September 30, 2001              3,000,000   $       3,000   $       8,000    $     (9,870)   $       1,130
                                     =============   =============   =============    ============    =============





                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   MAY 25, 2001
                                                                          THREE MONTHS ENDED        (INCEPTION) -
                                                                          SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $         (2,000)       $       (9,870)
   Adjustments  to  reconcile  net loss to net cash used in  operating activities
    Cost of consulting services paid with common stock                                  ---                 1,000

    Changes in operating assets and liabilities
       Increase (decrease) in accounts payable
         and accrued expenses                                                          (500)                1,250
                                                                           ----------------       ---------------

          Net cash used by operating activities                                      (2,500)               (7,620)
                                                                           ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    ---                   ---
                                                                           ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                               ---                10,000
                                                                           ----------------       ---------------

          Net cash provided by financing activities                                     ---                10,000
                                                                           ----------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                       (2,500)                2,380

CASH AND CASH EQUIVALENTS, beginning of period                                        4,880                   ---
                                                                           ----------------       ---------------

CASH AND CASH EQUIVALENTS, end of period                                   $          2,380       $         2,380
                                                                           ================       ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW   INFORMATION
    Income taxes paid                                                      $            ---       $           ---
                                                                           ================       ===============
    Interest paid                                                          $            ---       $           ---
                                                                           ================       ===============





                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

           SZM Distributors, Inc. (the "Company") provides merchandise to the carnival, gaming and concession industries. The Company is headquartered in Newport Beach, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 and from May 25, 2001 (inception) through September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended June 30, 2001 included in the Company's registration statement filing on Form SB-2.


NOTE 3 - COMMON STOCK

         On May 27, 2001, the Company issued 1,000,000 shares of its common stock to its founder for consulting services rendered in connection with the organization costs incurred. Since there was no readily available market value at the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value between the Company and its founder.

         On June 27, 2001, the Company issued 2,000,000 shares of its common stock to an officer for cash of $10,000. Although there was no readily available market value at the time of issuance, the value of $0.005 per share was considered as a reasonable estimate of fair value between the Company and the officer.


NOTE 4 - RELATED PARTY TRANSACTIONS

         On May 27, 2001 and June 27, 2001, the Company issued 1,000,000 shares of its common stock to its founder for consulting services and 2,000,000 shares of its common stock to its current officer for cash as previously detailed in
Note 3.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a development stage company. Our principal business activities include the distribution and sale of novelty products, which are developed and manufactured by third parties. We currently sell and distribute plush toys and disposable pocket binoculars. We hope to increase our product offerings in the near future. Specifically, we hope to sell and distribute bobblehead dolls. We believe that our primary target market will consist of corporate, professional and collegiate entities that engage in the promotion, coordination or sponsorship of various events. We have recently generated some revenues from the sale of plush toys and we hope that we will begin to generate significant revenues.

Liquidity and Capital Resources.

We had cash of $2,380 as at September 30, 2001. Our total assets were approximately $2,380 as at September 30, 2001. Our total liabilities were approximately $1,250 as at September 30, 2001. Our sole liability is represented by accounts payable and accrued expenses.

Results of Operations.

Revenues. From May 25, 2001 (date of inception) to September 30, 2001, we realized revenues of approximately $4,000 from sales. We earned all the revenues during the quarter ended September 30, 2001. We anticipate that we will generate more revenues as we expand customer base and our product offerings.

Operating Expenses. For the quarter ended September 30, 2001, our total operating expenses were approximately $6,000. From our inception to September 30, 2001, we experienced operating expenses of $13,870. The majority of those expenses were represented by legal and professional fees. For the quarter ended September 30, 2001, we experienced a net loss of approximately $2,000. From inception to September 30, 2001, we had experienced a net loss of $9,870.

Our Plan of Operation for the Next Twelve Months. We have recently generated revenues from the sale of our products and we hope to additional revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We anticipate that we will use the revenues generated to fund marketing activities and for working capital. Our failure to expand our product offerings and products will harm our business and future financial performance.

Our plan of operation is materially dependent on our ability to generate revenues. Our operations to date have been focused on developing relationships with various suppliers and manufacturers of disposable binoculars, plush toys and bobblehead dolls. As a result of developing those relationships, we believe that we will enter into written distribution agreements and generate revenues in the next twelve months. Any revenues generated will be used to increase our product offerings as well as expand our operations.

We had cash of $2,380 as at September 30, 2001. In our opinion, available funds will satisfy our working capital requirements through January 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our product offerings and customer base, then we may need to hire additional employees or independent contractors.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SZM Distributors, Inc.,
                                               a Nevada corporation



November 14, 2001                     By:      /s/  Nicole Sherman
                                               --------------------------------
                                               Nicole Sherman
                                      Its:     President, Secretary, Director