Form 10KSB
period 2001-12-31
SZM DISTRIBUTORS INC
filed 2002-04-01
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                       to
                                    --------------------    --------------------

Commission File Number: 000-33313

                             SZM Distributors, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)
Nevada                                                               95-4868287
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

5109 River Avenue, Suite A, Newport Beach, California                     92663
-------------------------------------------------------------- -----------------
(Address of principal executive offices)                             (Zip Code)

                                 (714) 473.0803
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Act:


 Title of each class registered:      Name of each exchange on which registered:
 -------------------------------      ------------------------------------------

               None                                      None
               ----                                      ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  ------------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year. $4,000.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 29, 2002, approximately $0.

As of March 29, 2002, there were 3,852,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            ( ) Yes    (X)  No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Nevada on May 25, 2001.

Our Business. Our principal business activities include the distribution and sale of novelty products, which are developed and manufactured by third parties. We currently sell and distribute plush toys, disposable pocket binoculars and bobblehead dolls. We believe that our primary target market will consist of corporate, professional and collegiate entities that engage in the promotion, coordination or sponsorship of various events. We have recently generated some revenues from the sale of plush toys and bobblehead dolls and we hope that we will begin to generate significant revenues.

To effectuate our business plan during the next three to six months, we must market our products. We believe that we will use some of the proceeds generated from this offering as well as revenues generated from sales of our products to pay for our proposed marketing activities. If we are unable to generate revenues necessary or obtain additional working capital to pay for our development, we anticipate that our president, director and principal shareholder, Nicole Sherman, will contribute funds to pay our expenses. Our belief that Ms. Sherman will pay our expenses is based on the fact that Ms. Sherman has a significant equity interest in us. We believe that Ms. Sherman will continue to pay our expenses as long as she maintains a significant equity interest in us. We do not have any agreement, understanding or arrangement with Ms. Sherman to pay our expenses.

Any revenues generated will be used to develop sales and promotional materials as well as marketing expenses related to meeting with potential customers. Our management has recently begun marketing and promoting our novelty products by attempting to schedule in person meetings with potential customers to display those products and demonstrate their capabilities.

If we are unable to raise capital or generate revenues to pay for our proposed marketing activities, we hope that we will continue to market our novelty products by in person meetings with event coordinators of various sporting activities. Our failure to pay for our marketing activities could result in our inability to meet the objectives of our business plan within the next six months.

Our Products. We currently sell and distribute disposable pocket binoculars, plush toys and bobblehead dolls. To date we have sold approximately 5,000 plush toys for approximately $.0.30 per toy, or $1,500, and 625 bobblehead dolls for approximately $4.00 per doll, or $2,500. We have not had any sales of our disposable pocket binoculars to date.

Binoculars are typically identified by two numerical specifications. The first number signifies the magnification power and the second identifies the objective lens diameter in millimeters. The products that we sell and distribute include disposable binocular products. These compact binoculars can easily fit into your palm or pocket and provide crisp and true colored images. Our disposable binoculars are significantly less costly to manufacture because they are unusually constructed from paper or plastic materials and low-grade optics. The cost of manufacturing one unit of our disposable binoculars is approximately $0.18, therefore enabling us to wholesale the product at approximately $2.00 to $1.60 per unit. Our disposable binoculars range from 3x21 to 4x25 and are constructed from plastic or card paper. Our disposable binoculars are offered in a variety of designs and typically adjustable and collapsible.

Pocket and disposable binocular products are to be used at various sightseeing and sporting events, including but not limited to football, baseball and basketball games. We intend to market our products to corporations, professional and collegiate athletic teams and stadiums as well as other interested parties. Our products are intended for occasional use and designed to be lightweight and inexpensive.

We purchase and distribute small plush "beanie" type bears and resell them to crane amusement game operators. Crane amusement games, which are placed in arcades and bowling alleys, are coin-operated games that consist of a metallic claw suspended in a glass enclosure above a pile of various plush toys. The game operator manipulates the claw over the plush toys to grab as many toys as possible within a given time frame.

We recently increased our product offerings by selling and distributing bobblehead dolls. We intend to market our line of bobblehead "sport figure" dolls to various sports arenas, football stadiums, baseball parts, and racetracks as a promotional giveaway. Our other lines of bobblehead dolls are expected to be marketed through various regional food chains stores, retail craft stores and selected gift shops. In early November 2001, we intend to offer the "American Christmas Collection" which will feature bobblehead Rudolph, Frosty, and Santa Claus dolls. In late November 2001, we intend to offer the "NFL Quarterback Series" which includes bobblehead Joe Montana, and Dan Marino figures. Our Joe Montana figure will be manufactured for promotional use only and is part of our limited edition bobblehead collection. Therefore, production of our Joe Montana will be restricted to only 3,000 figures.

In light of the terrorists' acts on September 11, 2001, we also intend to offer a "Patriotic Series" of bobblehead dolls. We intend to donate a portion of the proceeds to the families of the victims of the New York City, Washington D.C. and Pennsylvania tragedies. This series is currently under development and is expected to include figures of President George W. Bush, the Statute of Liberty, Uncle Sam, FDNY firefighter, and NYPD police officer. We have not yet established an anticipated release date for this product because it is currently under development.

Distribution. Our current method of distribution is direct sales by Nicole Sherman, our president, and Jeff Hoss, our treasurer. Any orders that we receive currently are shipped via U.S. mail. We also may use major shipping companies, such as Federal Express or United Parcel Service. We believe that we can distribute our products at various sporting events, food chain stores and retail craft and gift locations.

Our Website www.szmdistributors.com. Our current website is under development and provides general information about the company and our address, telephone number and e-mail address. We intend to develop our website to display pictures of the pocket and disposable binocular products that we sell and distribute. If we generate revenues, we intend to further develop the website to market the products that we sell.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of corporate, professional and collegiate entities that engage in the promotion, coordination or sponsorship of various musical, sporting or other related activities that may permit for the magnification of distant objects. For example, sporting events such as football, baseball, and basketball games, as well as horseracing, automotive racing events and musical concerts are activities that promote the use of binoculars.

We intend to target corporate, professional and collegiate entities that desire to purchase and resell our compact binoculars for use general purposes, as well as specialty promotional products or gifts. Higher quality, power and cost binoculars have typically been marketed and distributed through camera stores, discount department stores, and sports/hunting stores, however, we believe that the unique compact, disposable and low cost features of our product would be unsuccessful in such traditional channels. We believe that the relative quality and cost of our products will entice spectators who attend these events to purchase our products. Depending on the success of our products, we may target discount retail mass merchandisers and distributors, such as Wal-Mart, Target and K-Mart.

Our initial market strategy for sales of our plush toys will focus on the crane amusement game industry. We may, however, expand our distribution to allow for our plush products to be marketed as a promotional product. We believe that corporate, professional and collegiate entities may purchase our plush toys with their respective logo or crest to be used as promotional products for their organizations. We intend to market our plush toys together with our binoculars and bobblehead dolls to those potential customers.

We believe that in-stadium give-away bobblehead dolls become instant collectibles and often show up in online auctions within hours after teams give them away. We intend to target corporate, professional and collegiate entities that desire to purchase our bobblehead dolls as promotional items. We intend to market our bobblehead dolls to those potential customers by showing how value for collectibles can be achieved by:

        o      creating a limited number of each figure;
        o distributing each toy exclusively on a single day during an in-stadium promotion; and
        o      custom-packaging many of the dolls with a game date.

Growth Strategy. Our objective is to become a dominant provider of low cost pocket and disposable binoculars, plush toys and bobblehead dolls. Our strategy is to continue providing clients with exceptional personal service and low cost pocket and disposable binocular products, plush toys and bobblehead dolls. Key elements of our strategy include:

        o negotiate distribution agreements with third party manufacturers for compact pocket and disposable binoculars, plush toys and bobblehead dolls;
        o      increase our relationships with businesses;
        o increase our relationships with third party providers of pocket and disposable binoculars, plush toys and bobblehead dolls;
        o      provide additional services for businesses and consumers; and
        o pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our business development. For example, a potential joint venture candidate could include a manufacturer of optical lens because pocket and disposable binoculars use various grades of optics for magnification purposes.

Our Supplier. The disposable binoculars and plush toys that we sell and distribute are supplied by USA Sports Marketing, Inc. and PBI, Inc. Dreams, Inc. supplies the bobblehead dolls that we sell and distribute. Dreams, Inc. manufactures licensed merchandise of the National Football League, National Basketball Association, Major League Baseball and the National Hockey League. We do not currently have a written agreement with any of those suppliers. Those suppliers have no obligation to supply disposable binoculars, plush toys or bobblehead dolls to us and, therefore, they may terminate our relationship at any time. We do not currently have any other relationships with additional suppliers of disposable binoculars, plush toys or bobblehead dolls. If we generate significant revenues, we anticipate that we will be able to develop relationships with additional suppliers so that we will have alternative suppliers in the event that our current suppliers do not desire or are unable to supply a sufficient amount of products to meet our anticipated customer's requirements. We also plan to enter arrangements with other suppliers to diversify our product offerings.

Our operations to date have been focused on developing relationships with various suppliers and manufacturers of disposable binoculars, plush toys and bobblehead dolls. As a result of developing those relationships, we believe that we will enter into written distribution agreements and generate revenues in the next twelve months.

Our Competition. Competition in the novelty products industry is intense. Our target markets primarily consists of sponsors, promoters and coordinators of spectator events who may desire to sell our products to spectators or give them away as promotional items. We compete directly with other companies and businesses that have developed and are in the process of developing similar products which are functionally equivalent or similar to the our products. For example, other larger competitors' have entry-level compact binoculars which are similar to the compact binoculars that we sell. Those binoculars are inexpensive, yet still provide the user the ability to magnify images by three to four times greater than the human eye could see without the assistance of binoculars. Those binoculars are designed to be sold at low cost, yet still provide quality optics. We expect that these competitors who have developed similar compact binocular and optical products will market those products to our target customers, which will significantly affect our ability to compete.

In the binocular market, we compete with Tasco, Bushnell, Nikon Inc., Canon Inc., Minolta Camera, Co., Ltd., Pentax Corporation and various smaller manufacturers and resellers, including KentVision, Inc., Sino Sourcing Inc., Vastfame Camera Ltd. (H.K.), and Fuzhou Fuhua Optics Ltd. Many of these competitors in the binocular market have significantly greater brand name recognition and financial and technical resources than we do, and many have long-standing positions, customer relationships and established brand names in their respective markets. In addition, some of our current and potential competitors in the binocular market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

We currently have no market share in our primary target markets of sponsors, promoters and coordinators of spectator events who may desire to sell our compact binoculars products to spectators or who may desire to distribute our products as promotional or specialty products. We believe we can gain shares in these markets as a low cost competitor.

We compete in a discrete area of the plush toy market and principally market our services to crane amusement game suppliers and distributors. In this market we compete with King Plush, which specializes in the design, manufacturing, importing, exporting and distribution of high quality plush toys. King Plush is known worldwide and provides quality, licensed and non-licensed stuffed toys. We also compete with Plush Appeal, LLC, a manufacturer and direct importer of quality plush toys, including stuffed animals, customized plush prepacks, key chains and novelties for crane amusement games of all sizes. In addition to supplying crane operators with plush toys, Plush Appeal supplies licensed and sports merchandise, as well as promotional plush toys.

In 1999, the revival of the bobbing-head figures from the 1960s caught hold in baseball stadiums. Spearheading the bobblehead doll trend was Bensussen Deutsch & Associates, or BD&A, the largest sports promotion agency in the United States. BD&A is our largest competitor and now the leading designer, creator and supplier of in-stadium bobblehead collectibles and promotions for various Major League Baseball teams.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

        o      these agreements will not be breached;
        o      we would have adequate remedies for any breach; or
        o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We own the Internet domain name www.szmdistributors.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Research and Development. We are not currently conducting any research and development activities other than our website. We do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into distribution relationships with third party manufacturers.

Government Regulation. We do not believe that we need any governmental approval for our disposable binocular products, plush toys and bobblehead dolls. Our business is subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising, labeling and packaging of binocular products, plush toys and bobblehead dolls. We believe that we are in compliance with all laws, rules and regulations material to our operations.

Employees. As of March 29, 2002, we have two employees. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Facilities. Our executive, administrative and operating offices are located 5109 River Avenue, Suite A, Newport Beach, California 92663, and are provided to us, at no charge, by Jeffrey Hoss.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

====================================== ==============================
            Property                          December 31, 2001
-------------------------------------- ------------------------------
             Cash                                $23,051
====================================== ==============================

Our facilities. Our executive, administrative and operating offices are approximately 200 square feet and are located at 5109 River Avenue, Suite A, Newport Beach California 92663. Mr. Hoss, our treasurer and one of our directors, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Hoss does not expect to be paid or reimbursed for providing office facilities. We believe that our current offices are sufficient to meet our current and future needs.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

In November 2001, our registration statement on Form SB-2 to register 3,000,000 shares of common stock we offered for sale was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty eight. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There are no shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

        o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
        o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
        o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
        o a toll-free telephone number for inquiries on disciplinary actions;
        o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
        o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

        o      the bid and offer quotations for the penny stock;
        o the compensation of the broker-dealer and its salesperson in the transaction;
        o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
        o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
----------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources.

Our total assets were approximately $62,651 at December 31, 2001. Of those assets, cash was approximately $23,051. On August 31, 2001, we filed a registration statement on Form SB-2 with the SEC to register 3,000,000 shares of our common stock for sale by us. That registration statement was declared effective by the SEC on November 9, 2001. On December 15, 2001, we authorized for issuance 852,000 shares of our common stock at $0.05 per share pursuant to our registration statement. As of December 31, 2001, we had received cash of $31,000 in connection with this issuance and thus had $11,600 remaining due from the various stock subscribers. Subsequently on January 16, 2002, we received the receivable entire balance due of $11,600.

During December 2001, we received $28,000 cash from certain stock subscribers for 560,000 shares of our common stock at $0.05 per share pursuant to our registration statement on Form SB-2. Prior to issuance of the common stock, and after further review of the subscriptions agreements by our management and our outside legal counsel, we subsequently rejected and cancelled the related subscription agreements and returned the entire $28,000 of stock subscribed on January 15, 2002.

Results of Operations.

Revenues. From May 25, 2001, our date of inception, to December 31, 2001, we realized revenues of approximately $4,000 from net sales. We anticipate that we will generate more revenues as we expand customer base and our product offerings.

Operating Expenses. For the period from May 25, 2001, our date of inception, to December 31, 2001, our total operating expenses were approximately $35,483. Those operating expenses were represented by $1,000 in consulting expenses, $25,651 in legal and professional fees, and $8,832 in office expense. For the period from May 25, 2001, our date of inception, through December 31, 2001, we experienced a net loss of $31,483.

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

We had cash of $23,051 as at December 31, 2001. In our opinion, available funds will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our product offerings and customer base, then we may need to hire additional employees or independent contractors.

Item 7.  Financial Statements
------------------------------

The financial statements required by Item 7 are presented in the following order:



                                    CONTENTS





                                                                         PAGE
                                                                        ------

Independent Auditor's Report                                              1

Financial Statements

     Balance Sheet                                                        2

     Statement of Operations                                              3

     Statement of Changes in Stockholders' Equity                         4

     Statement of Cash Flows                                              5

     Notes to Financial Statements                                        6

                          Independent Auditor's Report



To the Stockholders of
SZM Distributors, Inc.


         I have audited the accompanying balance sheet of SZM Distributors, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period May 25, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SZM Distributors, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period May 25, 2001 (inception) through December 31, 2001 in conformity with generally accepted accounting principles in the United States.




                                      /s/ Quintanilla
                                      A Professional Accountancy Corporation
                                      Irvine, California


                                      February 14, 2002

                             SZM DISTRIBUTORS, INC.


                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS
                                     ------
Current assets
    Cash                                                        $        23,051
    Stock subscriptions receivable                                       11,600
    Due from officer                                                     28,000
                                                                ---------------

       Total current assets                                              62,651

Other assets                                                                ---
                                                                ---------------

          Total assets                                          $        62,651
                                                                ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                        $        2,500
    Stock subscriptions payable                                          28,000
                                                                 --------------

       Total current liabilities                                         30,500

Contingencies

Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0                                    ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 3,852,000                          3,852
    Additional paid-in capital                                           59,782
    Accumulated deficit                                                 (31,483)
                                                                 --------------

       Total stockholders' equity                                        32,151
                                                                 --------------

          Total liabilities and stockholders' equity             $       62,651
                                                                 ==============






                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.


                             STATEMENT OF OPERATIONS

               MAY 25, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001





Net sales                                                        $        4,000


Operating expenses
    Consulting services                                                   1,000
    Legal and professional fees                                          25,651
    Office expense                                                        8,832
                                                                 --------------

       Total operating expenses                                          35,483
                                                                 --------------

Loss from operations                                                    (31,483)
                                                                 ---------------

Provision for income tax expense (benefit)                                  ---
                                                                 --------------

Net loss/Comprehensive loss                                      $      (31,483)
                                                                 ===============

Net loss/comprehensive loss per common share-- basic
and diluted                                                      $        (0.01)
                                                                 ===============

Weighted average of common shares-- basic and diluted                 2,777,000
                                                                 ==============





                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               MAY 25, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001


                                             Common Stock              Additional
                                      ---------------------------       Paid-In        Accumulated
                                         Shares          Amount         Capital          DEFICIT             Total
                                      ------------    -----------     -----------     ---------------     ------------
Balance, May 25, 2001                          ---    $       ---     $       ---     $          ---      $       ---

Issuance of common stock,
  May 27, 2001                           1,000,000          1,000             ---                ---            1,000

Issuance of common stock,
  June 27, 2001                          2,000,000          2,000           8,000                ---           10,000

Issuance of common stock,
  December 15, 2001                        852,000            852          41,748                ---           42,600

Legal expenses paid and
  contributed by officer                       ---            ---          10,034                ---           10,034

Net loss/Comprehensive loss                    ---            ---             ---            (31,483)         (31,483)
                                      ------------    -----------     -----------     ---------------     ------------

Balance, December 31, 2001               3,852,000    $     3,852     $    59,782     $      (31,483)     $    32,151
                                     =============   ============    ============    ================    ============




                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.


                             STATEMENT OF CASH FLOWS

               MAY 25, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                             $      (31,483)
    Adjustments to reconcile net loss to net cash used in operating activities
      Cost of consulting services paid with common stock                                          1,000
      Cost of legal fees advanced by stockholder                                                 10,034
      Changes in operating assets and liabilities
       Increase in accounts payable and accrued expenses                                          2,500
                                                                                         --------------

              Net cash used in operating activities                                             (17,949)
                                                                                         --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                ---
                                                                                         --------------

              Net cash provided by investing activities                                             ---
                                                                                         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                                       52,600
    Advances to officer                                                                         (28,000)
    Stock subscriptions receivable                                                              (11,600)
    Stock subscriptions payable                                                                  28,000
                                                                                         --------------

              Net cash provided by financing activities                                          41,000
                                                                                         --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        23,051

CASH AND CASH EQUIVALENTS, beginning of period                                                     ---
                                                                                         --------------

CASH AND CASH EQUIVALENTS, end of period                                                 $       23,051
                                                                                         ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                                                    $          ---
                                                                                         ==============
    Interest paid                                                                        $          ---
                                                                                         ==============





                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - SZM Distributors, Inc. (the "Company") was incorporated in the state of Nevada on May 25, 2001. The Company sells and distributes novelty products for the promotion and marketing of corporate, professional, and collegiate entities. The Company is headquartered in Newport Beach, California.

         Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash and accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         Recognition of Revenues - The Company records revenues of its services when they are complete, fee is fixed or determinable and collectibility is reasonably assured.

         Income Taxes - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         Net Loss per Common Share - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

         Comprehensive Income/Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2001, the Company had no other components of its comprehensive income other than net loss as reported on the statement of operations.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             SZM DISTRIBUTORS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 2 - CONTINGENCIES

         As shown in the accompanying financial statements, the Company has incurred a net operating loss of $31,483 since May 25, 2001 (inception) through December 31, 2001. As such, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new services on a continual and timely basis so that profitable operations can be attained.

         Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the preparation of the Company's registration statement; and for the performance of audit and review services. By having completed its registration process over the last six months, the Company has positioned itself to focus on securing its revenues sources, and management currently expects to meet its revenue targets for the remainder of 2002. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.


NOTE 3 - DUE FROM OFFICER

         Periodically during the period from May 25, 2001 (inception) through December 31, 2001, the Company advanced cash to an officer. These advances are due on demand and are to be paid as cash becomes available. At December 31, 2001, the Company had net advances to an officer in the amount of $28,000. These advances were not made in connection with an issuance of common stock to the officer.


NOTE 4  - STOCK SUBSCRIPTIONS RECEIVABLE

         On December 15, 2001, the Company authorized for issuance 852,000 shares of its common stock at $0.05 per share pursuant to its registration statement on Form SB-2. As of December 31, 2001, the Company had received cash of $31,000 in connection with this issuance and thus had $11,600 remaining outstanding from the various stock subscribers. Subsequently on January 16, 2002, the Company received the receivable entire balance due of $11,600.


NOTE 5 - ACCRUED EXPENSES

         Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by its founder and outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2001.

                             SZM DISTRIBUTORS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 6  - STOCK SUBSCRIPTIONS PAYABLE

         During December 2001, the Company received $28,000 cash from certain stock subscribers for 560,000 shares of its common stock at $0.05 per share pursuant to its registration statement on Form SB-2. Prior to issuance of the common stock, and after further review of the subscriptions agreements by the Company's management and its outside legal counsel, the Company subsequently rejected and cancelled the related subscription agreements and returned the entire $28,000 of stock subscribed on January 16, 2002.


NOTE 7 - COMMON STOCK

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

         On December 15, 2001, the Company authorized for issuance 852,000 shares of its common stock at $0.05 per share pursuant to its registration statement on Form SB-2 as amended and dated October 31, 2001. As of December 31, 2001, the Company had received cash of $31,000 in connection with this issuance and subsequently received the remaining $11,600 on January 16, 2002 as previously described in Note 4.


NOTE 8 - INCOME TAXES

         At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $31,483, expiring 2016, that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

         In addition, the Company has deferred tax assets of approximately $1,200 at December 31, 2001. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain.


NOTE 9 - RELATED PARTY TRANSACTIONS

         On May 25, 2001 and June 27, 2001, the Company issued 1,000,000 shares of its common stock to its founder for consulting services and 2,000,000 shares of its common stock to its current officer for cash as previously detailed in
Note 7.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
-----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could disrupt our operations and limit profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives. We cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal. The terms of the directors expire at the next annual shareholder's meeting following their election.

Our directors and principal executive officers are as specified on the following table:

========================= ========== =========================================
Name                         Age     Position
------------------------- ---------- -----------------------------------------
Nicole Sherman               28      president, secretary and a director
------------------------- ---------- -----------------------------------------
Jeffrey Hoss                 32      treasurer and a director
========================= ========== =========================================

Nicole M. Sherman. Ms. Sherman is our president, secretary and one of our directors since our inception in May 2001. Ms. Sherman is responsible for our day-to-day operations, including the development of our marketing and distribution channels. Ms. Sherman currently devotes approximately ten hours per week, but anticipates devoting significantly more hours if we generate more significant revenues. From 1997 to the present, Ms. Sherman has been an employee of Walt Disney Imagineering and is currently the senior financial analyst of the Tokyo DisneySea Park project. Ms. Sherman's major responsibilities for the project include tracking project budgets, analyzing costs and spending trends, recognizing financial needs, and identifying potential problems. In 1994, Ms. Sherman received her Bachelor of Arts in business administration from the University of San Diego. Ms. Sherman has not been a director of any other reporting company.

Jeffrey M. Hoss. Mr. Hoss is our treasurer and one of our directors since our inception in May 2001. Mr. Hoss is our principal financial officer and currently manages our finances and markets our products. Mr. Hoss currently devotes approximately ten hours per week, but anticipates devoting significantly more hours if we generate more significant revenues. Since September 1997, Mr. Hoss has been a regional sales manager at Lebherz Insurance Services, where he is responsible for sales throughout the southern California region. In 1992, Mr. Hoss earned his Bachelor of Science degree in business administration from California State University, Long Beach. Mr. Hoss is not an officer or director of any other reporting company.

Ms. Sherman is the sister in law of Mr. Hoss. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                      Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Nicole Sherman - president, secretary        2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Jeffrey Hoss - treasurer                     2001        None          None              None                    None
============================================ ======= ============= ============= ===================== =========================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of December 31, 2001, our officers have received no compensation for their services provided to us.

Employment Contracts. We anticipate that we will enter into an employment agreement with Nicole Sherman.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class             Name and Address of Beneficial Owner       Amount and Nature of Beneficial           Percent of Class
                                                                      Owner
-----------------------    --------------------------------------     ------------------------------------    --------------------
Common Stock               Nicole Sherman                             1,000,000 shares, president,                     25.96%
                           1241 N. Central Avenue, Suite 7            secretary, director
                           Glendale, California 91202

Common Stock               Jeffrey Hoss                               2,000,000 shares, treasurer,                     51.97%
                           5109 River Avenue, Suite A                 director
                           Newport Beach, California 92663

Common Stock               All directors and named executive          3,000,000 shares                                 77.88%
                           officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
----------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Mr. Hoss, our treasurer and one of our directors, currently provides office space to us at no charge. Mr. Hoss does not expect to be paid or reimbursed for providing office facilities.

As of December 31, 2001, we had net advances of approximately $28,000 to Nicole Sherman, one of our officers and directors. These advances are due on demand and were not related to a stock issuance.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

        o      disclosing such transactions in prospectuses where required;
        o disclosing in any and all filings with the Securities and Exchange Commission, where required;
        o      obtaining disinterested directors consent; and
        o      obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on August 31, 2001.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on March 29, 2002.

                                  SZM Distributors, Inc.
                                  a Nevada corporation


                                  By:      /s/ Nicole Sherman
                                           -------------------------------------
                                           Nicole Sherman
                                  Its:     principal executive officer
                                           president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Nicole Sherman                                      March 29, 2002
         --------------------------------------------
         Nicole Sherman
Its:     principal executive officer
         president, secretary and a director


By:      /s/ Jeffrey Hoss                                        March 29, 2002
         --------------------------------------------
         Jeffrey Hoss
Its:     principal accounting officer
         treasurer and a director