Form 10QSB
period 2002-03-31
SZM DISTRIBUTORS INC
filed 2002-05-15
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------   -----------------

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

           5109 River Avenue, Suite A, Newport Beach, California 92663
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 473.0803
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2001, there were 3,852,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------



                             SZM DISTRIBUTORS, INC.


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                             SZM DISTRIBUTORS, INC.

                                    CONTENTS

                                                                          PAGE
                                                                          -----

Financial Statements (Unaudited)

     Balance Sheet                                                          4

     Statement of Operations                                                5

     Statement of Changes in Stockholders' Equity                           6

     Statement of Cash Flows                                                7

     Notes to Financial Statements                                          8

                             SZM DISTRIBUTORS, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets
   Cash                                                          $       15,627
   Advances to stockholder                                                  500
                                                                 --------------
    Total current assets                                                 16,127

Other assets                                                                ---
                                                                 --------------
          Total assets                                           $       16,127
                                                                 ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                        $         3,660
                                                                 --------------
    Total current liabilities                                             3,660
                                                                 --------------
Stockholders' Equity
     Preferred stock, $.001 par value;
        Authorized shares -- 5,000,000
        Issued and outstanding share -- 0
                                                                            ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 3,852,000                          3,852
    Additional paid-in capital                                           60,332
    Accumulated deficit                                                 (51,717)
                                                                 --------------
       Total stockholders' equity                                        12,467
                                                                 --------------
          Total liabilities and stockholders' equity            $        16,127
                                                                 ==============



                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


Net revenues                                                  $           ---

Operating expenses
   Consulting services                                                 14,500
   Legal and professional fees                                          2,660
   Occupancy                                                              550
   Office supplies and expense                                          2,524
                                                                -------------
    Total operating expenses                                           20,234
                                                                -------------
Loss from operations                                                  (20,234)
                                                                -------------
Provision for income tax expense (benefit)                                ---
                                                                -------------
Net loss/comprehensive loss                                   $       (20,234)
                                                                ==============
Net loss/comprehensive loss per common share--
basic and diluted                                             $          (---)
                                                                =============
Weighted average of common shares-- basic and diluted               3,852,000
                                                                =============




                See accompanying notes to financial statements.
<

                             SZM DISTRIBUTORS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 MAY 25, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                   (UNAUDITED)

                                            Common Stock               Additional
                                     -----------------------------      Paid-In       Accumulated
                                         Shares          Amount         Capital         Deficit           Total
                                     -------------   -------------   -------------    -----------     -------------
Balance, May 21, 2001                          ---    $       ---     $       ---     $       ---      $       ---

Issuance of common stock,
  May 27, 2001                           1,000,000          1,000             ---             ---            1,000

Issuance of common stock,
  June 27, 2001                          2,000,000          2,000           8,000             ---           10,000

Issuance of common stock,
  December 15, 2001                        852,000            852          41,748             ---           42,600

Legal expenses paid and
  contributed by officer                       ---            ---          10,034             ---           10,034

Net loss/comprehensive loss                    ---                            ---         (31,483)         (31,483)
                                     -------------   -------------   -------------    -----------     -------------
Balance, December 31, 2001               3,852,000          3,852          59,782         (31,483)          32,151
                                     -------------   -------------   -------------    -----------     -------------
Cost of occupancy
  contributed by officer                       ---            ---             550             ---              550

Net loss/comprehensive loss                    ---                            ---         (20,234)         (20,234)
                                     -------------   -------------   -------------    -----------     -------------
Balance, March 31, 2002                  3,852,000    $     3,852     $    60,332     $   (51,717)     $    12,467
                                     =============   =============   =============    ===========     =============




                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


Cash flows from operating activities
   Net loss                                                     $      (20,234)
   Adjustments to reconcile net loss to net cash used in
   operating activities
    Occupancy costs contributed by officer                                 550
    Changes in operating assets and liabilities
          Increase in accounts payable and accrued expenses              1,160
                                                                  ------------
          Net cash used by operating activities                        (18,524)
                                                                  -------------
Cash flows from investing activities                                       ---
                                                                  ------------
Cash flows from financing activities
   Receipts of advances to stockholder                                  27,500
   Receipts of stock subscriptions receivable                           11,600
   Payments of stock subscriptions payable                             (28,000)
                                                                  -------------
          Net cash provided by financing activities                     11,100
                                                                  ------------
Net decrease in cash and cash equivalents                               (7,424)

Cash and cash equivalents, beginning of period                          23,051
                                                                  ------------
Cash and cash equivalents, end of period                        $       15,627
                                                                  ============
Supplemental disclosure of cash flow information
    Income taxes paid                                           $          ---
                                                                  ============
    Interest paid                                               $          ---
                                                                  ============


                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

            SZM Distributors, Inc. (the "Company") provides merchandise to the carnival, gaming and concession industries. The Company was incorporated in the state of Nevada on May 25, 2001 and is headquartered in Newport Beach, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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

         On December 15, 2001, the Company authorized for issuance 852,000 shares of its common stock at $0.05 per share pursuant to its registration statement on Form SB-2 as amended and dated October 31, 2001. As of December 31, 2001, the Company had received cash of $31,000 in connection with this issuance and subsequently received the remaining $11,600 on January 16, 2002.


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

Liquidity and Capital Resources.

Our total assets were approximately $16,127 as of March 31, 2002. Of those assets, $15,627 was represented by cash, and $500 was represented by advances due from stockholder.

Our current liabilities were $3,660 as of March 31, 2002, which were represented by accounts payable and accrued expenses. We had no other long term commitments or contingencies.

Results of Operations.

Revenues. For the three months ended March 31, 2002, we realized no revenues. We anticipate that we will generate revenues on a more consistent basis as we expand customer base and our product offerings.

Operating Expenses. For the three month period ended March 31, 2002, our total operating expenses were approximately $20,234. Those operating expenses were represented by $14,500 in consulting expenses, $2,660 in legal and professional fees, and $550 in occupancy and $2,254 in office supplies and expense. For three month period ended March 31, 2002, we experienced a net loss of $20,234.

Our Plan of Operation for the Next Twelve Months. From May 25, 2001, our date of inception, to March 31, 2002, we have realized revenues of approximately $4,000 from net sales. We hope to continue to generate revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We anticipate that we will use the revenues generated to fund marketing activities and for working capital. Our failure to expand our product offerings and products will harm our business and future financial performance.

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

We had cash of $15,627 as at March 31, 2002. In our opinion, available funds will satisfy our working capital requirements through the October 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SZM Distributors, Inc.,
                                      a Nevada corporation



May 14, 2002                          By:      /s/ Nicole Sherman
                                               --------------------------------
                                               Nicole Sherman
                                      Its:     President, Secretary, Director