Form 10QSB
period 2002-06-30
SZM DISTRIBUTORS INC
filed 2002-08-14
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
              For the transition period from                to
                                            ----------------  -----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2002, there were 3,852,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                             SZM DISTRIBUTORS, INC.


                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                             SZM DISTRIBUTORS, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets
   Cash                                                                          $        1,712
   Other current assets                                                                     ---
                                                                                 --------------
       Total current assets                                                               1,712

Other assets                                                                                ---
                                                                                 --------------

          Total assets                                                           $        1,712
                                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                         $       2,952
                                                                                 -------------

    Total current liabilities                                                            2,952
                                                                                 -------------


Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                                           ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 3,852,000                                         3,852
    Additional paid-in capital                                                          64,382
    Accumulated deficit                                                                (69,474)
                                                                                 -------------

       Total stockholders' deficit                                                      (1,240)
                                                                                 -------------

          Total liabilities and stockholders' deficit                            $       1,712
                                                                                 =============




                 See accompanying notes to financial statements.

                                                        SZM DISTRIBUTORS, INC.

                                                        STATEMENT OF OPERATIONS

                                                              (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ---------------------------                  -------------------------
                                               2002                  2001                  2002                  2001
                                               ----                  ----                  ----                  ----
Net revenues                            $             ---     $             ---     $             ---     $             ---

Operating expenses
     Consulting services                            8,250                 1,000                22,750                 1,000
     Legal and professional fees                    8,108                 6,750                10,768                 6,750
     Occupancy                                        550                   ---                 1,100                   ---
    Office expense                                     49                   120                 2,573                   120
                                        -----------------     -----------------      ----------------       ---------------

       Total operating expenses                    16,957                 7,870                37,191                 7,870
                                        -----------------     -----------------      ----------------       ---------------

Loss from operations                              (16,957)               (7,870)              (37,191)               (7,870)

Provision for income
   tax expense (benefit)                              800                   ---                   800                   ---
                                        -----------------     -----------------      ----------------       ---------------

Net loss/comprehensive loss             $         (17,757)    $          (7,870)     $        (37,991)      $        (7,870)
                                        =================     =================      ================       ===============

Net loss/comprehensive loss per
common share - basic and diluted
                                        $             ---     $             ---      $            ---       $           ---
                                        =================     =================      ================       ===============

Weighted average of common shares--
basic and diluted                               3,852,000             1,176,500             3,852,000             1,176,500
                                        =================     =================      ================       ===============


                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                 MAY 25, 2001 (INCEPTION) THROUGH JUNE 30, 2002

                                   (UNAUDITED)

                                               Common Stock           Additional
                                               ------------            Paid-In        Accumulated
                                         Shares          Amount          Capital        Deficit              Total
                                      ------------   -------------   -------------    -----------        -------------
Balance, May 21, 2001                          ---   $         ---   $         ---    $       ---        $         ---

Issuance of common stock,
  May 27, 2001                           1,000,000           1,000             ---            ---                1,000

Issuance of common stock,
  June 27, 2001                          2,000,000           2,000           8,000            ---               10,000

Net loss/comprehensive loss                    ---             ---             ---         (7,870)              (7,870)
                                     -------------   -------------   -------------    -----------        -------------


Balance, June 30, 2001                   3,000,000           3,000           8,000         (7,870)               3,130
                                     -------------   -------------   -------------    -----------        -------------

Issuance of common stock,
  December 15, 2001                        852,000            852           41,748            ---               42,600

Legal expenses paid and
  contributed by officer                       ---            ---           10,034            ---               10,034

Net loss/comprehensive loss                    ---            ---              ---        (23,613)             (23,613)
                                     -------------   -------------   -------------    -----------        -------------

Balance, December 31, 2001               3,852,000           3,852          59,782        (31,483)              32,151
                                     -------------   -------------   -------------    -----------        -------------

Cost of occupancy
  contributed by officer                       ---             ---           1,100            ---                1,100

Working capital
  contributed by officer                       ---             ---           3,500            ---                3,500

Net loss/comprehensive loss                    ---             ---             ---        (37,991)             (37,991)
                                     -------------   -------------   -------------    -----------        -------------

Balance, June 30, 2002                   3,852,000   $       3,852   $      64,382    $   (69,474)       $      (1,240)
                                     =============   =============   =============    ===========        =============



                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)



                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------
                                                                                        2002                    2001
                                                                                        ----                    ----
Cash flows from operating activities
   Net loss                                                                      $       (37,991)        $         (7,870)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Occupancy costs contributed by officer                                            1,100                      ---
         Cost of consulting services paid with common stock                                  ---                    1,000
   Changes in operating assets and liabilities
          Increase (decrease) in accounts payable                                            452                    1,750
                                                                                 ---------------          ---------------

          Net cash used by operating activities                                          (36,439)                  (5,120)

Cash flows from investing activities                                                         ---                      ---

Cash flows from financing activities
   Working capital contributed by officer                                                  3,500                      ---
   Receipts of advances to stockholder                                                    28,000                      ---
   Rescission of stock subscriptions payable                                             (28,000)                     ---
   Proceeds from issuance of common stock                                                 11,600                   10,000
                                                                                 ---------------          ---------------

          Net cash provided by financing activities                                       15,100                   10,000
                                                                                 ---------------          ---------------

Net decrease in cash and cash equivalents                                                (21,339)                   4,880

Cash and cash equivalents, beginning of period                                            23,051                      ---
                                                                                 ---------------          ---------------

Cash and cash equivalents, end of period                                         $         1,712          $         4,880
                                                                                 ===============          ===============


Supplemental disclosure of cash flow information
    Income taxes paid                                                            $           800          $           ---
                                                                                 ===============          ===============
    Interest paid                                                                $           ---          $           ---
                                                                                 ===============          ===============


                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

         SZM Distributors, Inc. (the "Company") provides merchandise to the carnival, gaming and concession industries. The Company was incorporated in the state of Nevada on May 25, 2001 and is headquartered in Newport Beach, California.


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and for the period May 25, 2001 (inception) through June 30,2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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

Liquidity and Capital Resources.

Our total assets were approximately $1,712 as of June 30, 2002, which was represented entirely by cash. We had no other assets as of June 30, 2002.

Our current liabilities were $2,952 as of June 30, 2002, which were represented by accounts payable and accrued expenses. We had no other long term commitments or contingencies.

Results of Operations.

Revenues. For the six months ended June 30, 2002, we realized no revenues. We have generated only minimal revenues since our inception on May 25, 2001. We anticipate that we will begin to generate more revenues on as we build our customer base and our product offerings.

Operating Expenses. For the three month period ended June 30, 2002, our total operating expenses were approximately $16,957. Those operating expenses were represented by $8,250 in consulting expenses, $8,108 in legal and professional fees, and $550 in occupancy and $49 in office supplies and expense. For three month period ended June 30, 2002, we experienced a net loss of $16,957. Compared to the period from our inception on May 25, 2001 through June 30, 2001, we had operating expenses of $7,870, most of which were represented by legal and professional fees that totaled $6,750. Our total net loss for the period from our inception on May 25, 2001 to June 30, 2001 was $7,870.

Our Plan of Operation for the Next Twelve Months. From May 25, 2001, our date of inception, to June 30, 2002, we have realized only minimal revenues from net sales. We hope to generate additional revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must market and promote our products and gradually increase our product offerings. We anticipate that we will use any revenues generated to fund additional marketing activities and for working capital. Our failure to expand our product offerings and products will harm our business and future financial performance.

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

We had cash of $1,712 as at June 30, 2002. In our opinion, available funds will satisfy our working capital requirements through December 2002. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may also need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

                                           SZM Distributors, Inc.,
                                           a Nevada corporation



August 13, 2002                           By:    /s/  Nicole Sherman
                                                 ------------------------------
                                                 Nicole Sherman
                                           Its:  President, Secretary, Director

                                 CERTIFICATIONS

I, Nicole Sherman, certify that:

1.       I have read this quarterly report on Form 10-QSB of SZM Networks, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 13, 2002
                                              By:   /s/ Nicole Sherman
                                                    ---------------------------
                                                    Nicole Sherman
                                              Its:  Chief Executive Officer

                                 CERTIFICATIONS

I, Jeffrey Hoss, certify that:

4.       I have read this quarterly report on Form 10-QSB of SZM Networks, Inc.;

5. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

6. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(c) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(d) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 13, 2002
                                               By:   /s/ Jeffrey Hoss
                                                     ------------------------
                                                     Jeffrey Hoss
                                               Its:  Chief Financial Officer