Form 10QSB
period 2002-09-30
SZM DISTRIBUTORS INC
filed 2002-11-15
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       -----------  -----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2002, there were 3,852,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------





                             SZM DISTRIBUTORS, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                          $        1,426
   Other current assets                                                     ---
                                                                 --------------
       Total current assets                                               1,426

Other assets                                                                ---
                                                                 --------------

          Total assets                                           $        1,426
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $       5,335
                                                                  -------------

       Total current liabilities                                          5,335


Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                            ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 3,852,000                          3,852
    Additional paid-in capital                                           64,932
    Accumulated deficit                                                 (72,693)
                                                                  -------------

       Total stockholders' deficit                                       (3,909)
                                                                  -------------

          Total liabilities and stockholders' deficit             $       1,426
                                                                  -------======






                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------            -------------------------------
                                                2002                2001                  2002                  2001
                                                ----                ----                  ----                  ----
Net revenues                            $           ---       $         4,000         $          ---        $        4,000

Operating expenses
     Consulting services                            ---                   ---                 25,250                 1,000
     Legal and professional fees                  2,633                 3,617                 13,401                10,367
     Occupancy                                      550                   ---                  1,650                   ---
    Office expense                                   36                 2,383                    109                 2,503
                                        ----------------       ---------------        ---------------       ---------------

       Total operating expenses                   3,219                 6,000                 40,410                13,870
                                        ----------------       ---------------        ---------------       ---------------

Loss from operations                             (3,219)               (2,000)               (40,410)               (9,870)

Provision for income
   tax expense (benefit)                            ---                   ---                    800                   ---
                                        ----------------       ---------------        ---------------       ---------------

Net loss/comprehensive loss             $        (3,219)      $        (2,000)        $      (41,210)       $       (9,870)
                                        ================      ================        ===============       ===============

Net loss/comprehensive loss per
common share - basic and diluted
                                       $              ---     $           ---         $           ---       $           ---
                                        =================     ================        ================      ===============

Weighted average of common shares--
basic and diluted                               3,852,000             3,000,000             3,852,000             2,508,000
                                         ================     ================        ================      ===============


                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

               MAY 25, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                       Common Stock                     Additional
                                       -------------                     Paid-In        Accumulated
                                          Shares          Amount          Capital          Deficit             Total
                                       -------------   -------------   -------------    ------------      -------------
Balance, May 21, 2001                           ---    $        ---    $        ---     $       ---       $        ---

Issuance of common stock,
  May 27, 2001                            1,000,000           1,000             ---             ---              1,000

Issuance of common stock,
  June 27, 2001                           2,000,000           2,000           8,000             ---             10,000

Net loss/comprehensive loss                     ---                             ---          (7,870)            (7,870)
                                       -------------   -------------   -------------    ------------      -------------
Balance, June 30, 2001                    3,000,000           3,000           8,000          (7,870)             3,130
                                       -------------   -------------   -------------    ------------      -------------

Issuance of common stock,
  December 15, 2001                         852,000             852          41,748             ---             42,600

Legal expenses paid and
  contributed by officer                        ---             ---          10,034             ---             10,034

Net loss/comprehensive loss                     ---             ---             ---         (23,613)           (23,613)
                                       -------------   -------------   -------------    ------------      -------------

Balance, December 31, 2001                3,852,000           3,852          59,782         (31,483)            32,151
                                       -------------   -------------   -------------    ------------      -------------

Cost of occupancy
  contributed by officer                        ---             ---           1,650             ---              1,650

Working capital
  contributed by officer                                                      3,500             ---              3,500
                                                ---             ---

Net loss/comprehensive loss                     ---             ---             ---         (41,210)           (41,210)
                                       -------------   -------------   -------------    ------------      -------------

Balance, September 30, 2002               3,852,000    $       3,852  $      64,932     $   (72,693)      $     (3,909)
                                       =============   =============  ==============    ============      =============



                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ----------------------------------------
                                                                                        2002                    2001
                                                                                        ----                    ----
Cash flows from operating activities
   Net loss                                                                    $         (41,210)         $        (9,870)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Occupancy costs contributed by officer                                            1,650                      ---
         Cost of consulting services paid with common stock                                  ---                    1,000
   Changes in operating assets and liabilities
          Increase (decrease) in accounts payable                                          2,835                    1,250
                                                                                 ---------------          ---------------

          Net cash used by operating activities                                          (36,725)                  (7,620)

Cash flows from investing activities                                                         ---                      ---

Cash flows from financing activities
   Working capital contributed by officer                                                  3,500                      ---
   Receipts of advances to stockholder                                                    28,000                      ---
   Rescission of stock subscriptions payable                                             (28,000)                     ---
   Proceeds from issuance of common stock                                                 11,600                   10,000
                                                                                 ---------------          ---------------

          Net cash provided by financing activities                                       15,100                   10,000
                                                                                 ---------------          ---------------

Net decrease in cash and cash equivalents                                                (21,625)                   2,380

Cash and cash equivalents, beginning of period                                            23,051                      ---
                                                                                 ---------------          ---------------

Cash and cash equivalents, end of period                                         $         1,426          $         2,380
                                                                                 ===============          ===============


Supplemental disclosure of cash flow information
    Income taxes paid                                                            $           800          $           ---
                                                                                 ===============          ===============
    Interest paid                                                                $           ---          $           ---
                                                                                 ===============          ===============




                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

     SZM Distributors, Inc. (the "Company") provides merchandise to the carnival, gaming and concession industries. The Company was incorporated in the state of Nevada on May 25, 2001 and is headquartered in Newport Beach, California.


NOTE 2 - BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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

Our principal business activities include the distribution and sale of novelty products, which are developed and manufactured by third parties. We currently sell and distribute plush toys and disposable pocket binoculars. We hope to increase our product offerings in the near future. Specifically, we hope to sell and distribute bobblehead dolls. We believe that our primary target market will consist of corporate, professional and collegiate entities that engage in the promotion, coordination or sponsorship of various events. We have generated some revenues from the sale of plush toys and we hope that we will begin to generate significant revenues.

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In that regard, in October 2002, we entered into a non-binding proposal to merge with Tradescape Corp., a Delaware corporation ("Tradescape") wherein we would acquire Tradescape in exchange for shares of our common stock. We hope to enter into a definitive agreement with Tradescape, although we cannot guarantee that we will do so. We cannot guarantee that in the event we acquire or merge with Tradescape or a third party, such acquisition or merger will increase the value of our common stock.

For the Nine Months Ended September 30, 2002

Liquidity and Capital Resources.

Our total assets were approximately $1,426 as of September 30, 2002, which was represented entirely by cash. We had no other assets as of September 30, 2002.

Our current liabilities were $5,335 as of September 30, 2002, which were represented by accounts payable and accrued expenses. We had no other long term commitments or contingencies.

Results of Operations.

Revenues. For the nine months ended September 30, 2002, we realized no revenues. For the period from our inception on May 25, 2001 through September 30, 2001, we generated $4,000 in revenues. We anticipate that we will begin to generate more revenues as we build our customer base and our product offerings.

Operating Expenses. For the nine month period ended September 30, 2002, our total operating expenses were approximately $40,410. Those operating expenses were represented by $25,250 in consulting expenses, $13,401 in legal and professional fees, and $1,650 in occupancy and $109 in office supplies and expense. For nine month period ended September 30, 2002, we experienced a net loss of $40,410. Compared to the period from our inception on May 25, 2001 through September 30, 2001, we had operating expenses of $13,870, most of which were represented by legal and professional fees that totaled $10,367. Our total net loss for the period from our inception on May 25, 2001 to September 30, 2001 was $9,870.

Our Plan of Operation for the Next Twelve Months. During the next several weeks, we hope to complete the transaction to acquire Tradescape as described herein. We cannot guaranty that we will acquire Tradescape or any other third party, or that in the event that we acquire Tradescape, this acquisition will increase the value of our common stock.

We had cash of $1,426 as at September 30, 2002. In our opinion, available funds will satisfy our working capital requirements through December 2002. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. If we are not able to complete the acquisition of Tradescape as described, we anticipate that we may need to raise additional capital to continue operations We anticipate that we may also need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our product offerings and customer base, then we may need to hire additional employees or independent contractors.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

On November 11, 2002, the Registrant's Board of Directors, voted to replace its independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective as of November 11, 2002, the Registrant's new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). The Registrant retained the accounting firm of Hall & Company on November 11, 2002, as the principal accountants to audit the Registrant's financial statements. The Registrant authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company. A correspondence from Quintanilla dated November 11, 2002, specifying that Registrant's disclosures regarding the change in accountants are true and correct was attached to the Report on Form 8-K as Exhibit 16.1.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SZM Distributors, Inc.,
                                             a Nevada corporation



November 14, 2002                   By:      /s/ Nicole Sherman
                                             ----------------------------------
                                             Nicole Sherman
                                    Its:     President, Secretary, Director

CERTIFICATIONS
--------------
I, Nicole Sherman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SZM Distributors, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Nicole Sherman
------------------------
Nicole Sherman
Chief Executive Officer

CERTIFICATIONS
--------------

I, Jeffrey Hoss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SZM Distributors, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jeffrey Hoss
--------------------------------
Jeffrey Hoss
Chief Financial Officer