Form 10QSB/A
period 2002-06-30
SZM DISTRIBUTORS INC
filed 2002-11-25
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       ------------ -----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 21, 2002, there were 31,779,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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


NOTE 5 - SUBSEQUENT EVENT

            On July 18, 2002, the Company's board of directors declared an eight and twenty-five hundredths to one (8.25:1) forward stock split to the stockholders of record as of July 19, 2002. The stock dividend was paid on July 24, 2002 and resulted in an increase of the Company's issued and outstanding common stock to 31,779,000 shares.

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

On July 18, 2002, we authorized an 8.25 to 1 split of our common stock by means of a dividend of 7.25 shares of common stock for each share of common stock for holders of record on July 19, 2002. As a result, we have 31,779,000 shares of common stock issued and outstanding.

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

                                            SZM Distributors, Inc.,
                                            a Nevada corporation



November 21, 2002                  By:      /s/ Nicole Sherman
                                            -----------------------------------
                                            Nicole Sherman
                                   Its:     President, Secretary, Director

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

Date: November 21, 2002

/s/ Nicole Sherman
-------------------------------
Nicole Sherman
Chief Executive Officer

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

Date: November 21, 2002

/s/ Jeffrey Hoss
-------------------------------
Jeffrey Hoss
Chief Financial Officer