Form 10QSB/A
period 2002-09-30
SZM DISTRIBUTORS INC
filed 2002-11-25
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        ----------- ----------

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
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $       5,335
                                                                  -------------

       Total current liabilities                                          5,335


Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                            ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 31,779,000                         3,852
    Additional paid-in capital                                           64,932
    Accumulated deficit                                                 (72,693)
                                                                  -------------

       Total stockholders' deficit                                       (3,909)
                                                                  -------------

          Total liabilities and stockholders' deficit             $       1,426
                                                                  -------======






                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------            -------------------------------
                                                2002                2001                  2002                  2001
                                                ----                ----                  ----                  ----
Net revenues                            $           ---       $         4,000         $          ---        $        4,000

Operating expenses
     Consulting services                            ---                   ---                 25,250                 1,000
     Legal and professional fees                  2,633                 3,617                 13,401                10,367
     Occupancy                                      550                   ---                  1,650                   ---
    Office expense                                   36                 2,383                    109                 2,503
                                        ----------------       ---------------        ---------------       ---------------

       Total operating expenses                   3,219                 6,000                 40,410                13,870
                                        ----------------       ---------------        ---------------       ---------------

Loss from operations                             (3,219)               (2,000)               (40,410)               (9,870)

Provision for income
   tax expense (benefit)                            ---                   ---                    800                   ---
                                        ----------------       ---------------        ---------------       ---------------

Net loss/comprehensive loss             $        (3,219)       $       (2,000)        $      (41,210)       $       (9,870)
                                        ================       ===============        ===============       ===============

Net loss/comprehensive loss per
common share - basic and diluted
                                        $           ---        $          ---         $          ---        $          ---
                                        =================      ===============        ================      ===============

Weighted average of common shares--
basic and diluted                            26,011,500             3,000,000             11,319,700             2,508,000
                                        ================       ===============        ================      ===============


                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

               MAY 25, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                       Common Stock                     Additional
                                       -------------                     Paid-In        Accumulated
                                          Shares          Amount          Capital          Deficit             Total
                                       -------------   -------------   -------------    ------------      -------------
Balance, May 21, 2001                           ---    $        ---    $        ---     $       ---       $        ---

Issuance of common stock,
  May 27, 2001                            1,000,000           1,000             ---             ---              1,000

Issuance of common stock,
  June 27, 2001                           2,000,000           2,000           8,000             ---             10,000

Net loss/comprehensive loss                     ---                             ---          (7,870)            (7,870)
                                       -------------   -------------   -------------    ------------      -------------
Balance, June 30, 2001                    3,000,000           3,000           8,000          (7,870)             3,130
                                       -------------   -------------   -------------    ------------      -------------

Issuance of common stock,
  December 15, 2001                         852,000             852          41,748             ---             42,600

Legal expenses paid and
  contributed by officer                        ---             ---          10,034             ---             10,034

Net loss/comprehensive loss                     ---             ---             ---         (23,613)           (23,613)
                                       -------------   -------------   -------------    ------------      -------------

Balance, December 31, 2001                3,852,000           3,852          59,782         (31,483)            32,151
                                       -------------   -------------   -------------    ------------      -------------

Issuance of 8.25:1 forward
 commons stock split,
 July 19, 2002                           27,927,000             ---             ---             ---                ---

Cost of occupancy
  contributed by officer                        ---             ---           1,650             ---              1,650

Working capital
  contributed by officer                                                      3,500             ---              3,500
                                                ---             ---

Net loss/comprehensive loss                     ---             ---             ---         (41,210)           (41,210)
                                       -------------   -------------   -------------    ------------      -------------

Balance, September 30, 2002              31,779,000    $       3,852  $      64,932     $   (72,693)      $     (3,909)
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

None.

Item 2. Changes in Securities.
-----------------------------


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

                                              SZM Distributors, Inc.,
                                              a Nevada corporation



November 21, 2002                    By:      /s/  Nicole Sherman
                                              ---------------------------------
                                              Nicole Sherman
                                     Its:     President, Secretary, Director

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

Date: November 21, 2002

/s/ Nicole Sherman
---------------------------------
Nicole Sherman
Chief Executive Officer

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

Date: November 21, 2002

/s/ Jeffery Hoss
-------------------------------
Jeffrey Hoss
Chief Financial Officer