Form 10KSB
period 2002-12-31
SZM DISTRIBUTORS INC
filed 2003-04-14
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2002
                                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from         to
                                                      ----------- -------------

Commission File Number: 000-33313

                             SZM Distributors, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               95-4868287
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

120 Savona Walk, Long Beach, California                                   90803
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (714) 473.0803
                                 --------------
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

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 11, 2003, approximately $0.

As of April 11, 2003, there were 42,837,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [ ]   Yes         [X]    No

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

Our Website www.szmdistributors.com is under development. We intend to develop our website to display pictures of the pocket and disposable binocular products that we sell and distribute. If we generate revenues, we intend to further develop the website to market the products that we sell.

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

Employees. As of April 11, 2003, we have one employee. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Facilities. Our executive, administrative and operating offices are located 120 Savona Walk, Long Beach, California 90803, and are provided to us, at no charge, by Nicole Sherman, our sole officer and director.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

   ====================================== ==============================
                 Property                             December 31, 2002
   -------------------------------------- ------------------------------
   Cash                                                         $23,051
   ====================================== ==============================

Our facilities. Our executive, administrative and operating offices are approximately 200 square feet and are located at 120 Savona Walk, Long Beach California 90803. Ms. Sherman, our treasurer and one of our directors, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Ms. Sherman does not expect to be paid or reimbursed for providing office facilities. We believe that our current offices are sufficient to meet our current and future needs.

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

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "SZMD". Our stock has not traded on this market.

We are authorized to issue 50,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of April 11, 2003, there were 42,837,000 shares of our common stock issued and outstanding. We are also authorized to issue 5,000,000 shares of $.001 par value preferred stock, none of which is issued and outstanding.

On February 5, 2003, our Board of Directors approved a 3 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of two shares for each share of common stock outstanding as of the record date. The dividend was payable on February 18, 2003 for shareholders of record on February 15, 2003. After the split, the total number of our issued and outstanding shares of common stock totaled 42,837,000 shares.

The approximate number of holders of record of shares of our common stock is thirty eight. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There are 21,750 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

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

Item 6.  Management's Discussion and Analysis of Financial Condition or Plan
         of Operation.
-------------------------------------------------------------------------------

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Liquidity and Capital Resources.

Our total assets were approximately $1,950 at December 31, 2002. Of those assets, cash was approximately $450, and $1,500 was represented by advances to a stockholder.

As of December 31, 2002, we had current liabilities of $9,563, all of which was represented by accounts payable and accrued expenses. We had no other long-term commitments or contingencies.

Results of Operations.

Revenues. From May 25, 2001, our date of inception, to December 31, 2002, we realized revenues of approximately $4,000 from net sales. We did not generate any revenues during the year ended December 31, 2002. We anticipate that we will generate more revenues as we expand customer base and our product offerings.

Operating Expenses. For the year ended December 31, 2002, we had total operating expenses of $48,564. This was represented by $2,500 in consulting services, $44,284 in legal and professional fees, and $1,780 in office expenses. Our loss from operations was $48,564 and with $800 in provision for income taxes, our net loss for the year ended December 31, 2002 was $49,364. This is in comparison to the period from May 25, 2001, our date of inception, to December 31, 2002, where our total operating expenses were approximately $35,483. Those operating expenses were represented by $1,000 in consulting expenses, $25,651 in legal and professional fees, and $8,832 in office expense. For the period from May 25, 2001, our date of inception, through December 31, 2001, our net loss was $31,483.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenues from the sale of our products during the year ended December 31, 2002, though we hope to generate revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We anticipate that we will use the revenues generated to fund marketing activities and for working capital. Our failure to expand our product offerings and products will harm our business and future financial performance.

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

We had cash of $450 as at December 31, 2002. In our opinion, available funds will not satisfy our current working capital requirements however, we believe our management will continue to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our product offerings and customer base, then we may need to hire additional employees or independent contractors.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:

                             SZM DISTRIBUTORS, INC.


                         REPORT AND FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                             SZM DISTRIBUTORS, INC.


                                    CONTENTS






                                                                         PAGE
                                                                         ----
Independent Auditors' Report                                               12

Financial Statements

     Balance Sheet                                                         13

     Statements of Operations                                              14

     Statements of Changes in Stockholders' Deficit                        15

     Statements of Cash Flows                                              16

     Notes to Financial Statements                                         17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

April 7, 2003


To the Stockholders of
SZM Distributors, Inc.


We have audited the accompanying balance sheet of SZM Distributors, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SZM Distributors, Inc. for the year ended December 31, 2001, were audited by other auditors whose report dated February 14, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SZM Distributors, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                                                HALL & COMPANY
                                                            Irvine, California

                             SZM DISTRIBUTORS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2002




                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                          $         450
   Stock subscriptions receivable                                          ---
   Advances to stockholder                                               1,500
                                                                 -------------

     Total current assets                                                1,950

OTHER ASSETS                                                               ---
                                                                 -------------

       Total assets                                              $       1,950
                                                                 =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                         $       9,563
   Stock subscriptions payable                                             ---
                                                                 -------------

     Total current liabilities                                           9,563

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' deficit
   Preferred stock, .001 par value;
     Authorized shares - 5,000,000                                         ---
     Issued and outstanding shares - 0
   Common stock, $.001 par value
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 31,779,000                         31,779
   Additional paid-in capital                                           41,455
   Accumulated deficit                                                 (80,847)
                                                                 -------------

     Total stockholders' deficit                                        (7,613)
                                                                 -------------

       Total liabilities and stockholders' deficit               $       1,950
                                                                 =============




                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                               2002                2001
                                                           ------------       ------------

NET SALES                                                  $        ---       $      4,000

OPERATING EXPENSES
   Consulting services                                            2,500              1,000
   Legal and professional fees                                   44,284             25,651
   Office expense                                                 1,780              8,832
                                                           ------------       ------------

TOTAL OPERATING EXPENSES                                         48,564             35,483
                                                           ------------       ------------

LOSS FROM OPERATIONS                                            (48,564)           (31,483)
                                                           ------------       ------------

PROVISION FOR INCOME TAXES                                          800                ---
                                                           ------------       ------------

NET LOSS                                                   $    (49,364)      $    (31,483)
                                                           ============       ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED              $        ---       $        ---
                                                           ============       ============

WEIGHTED AVERAGE OF COMMON SHARES - BASIC AND DILUTED
                                                             31,779,000         29,586,300
                                                           ============       ============



                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                  COMMON STOCK           ADDITIONAL
                                         -----------------------------    PAID-IN         ACCUMULATED
                                              SHARES          AMOUNT      CAPITAL           DEFICIT        TOTAL
                                         --------------  -------------  -------------    ------------   -------------
Balance, May 25, 2001                               ---  $         ---  $         ---    $        ---   $         ---

Issuances of common stock                     3,852,000          3,852         49,748             ---          53,600

Expenses paid by officer                            ---            ---         10,034             ---          10,034

Net loss                                            ---            ---            ---         (31,483)        (31,483)
                                         --------------  -------------  -------------    ------------   -------------

Balance, December 31, 2001                    3,852,000          3,852         59,782         (31,483)         32,151
                                         --------------  -------------  -------------    ------------   -------------

Issuance of forward
common stock split                           27,927,000         27,927       (27,927)             ---             ---

Expenses paid by officer                            ---            ---          9,600             ---           9,600

Net loss                                            ---            ---            ---         (49,364)        (49,364)
                                         --------------  -------------  -------------    ------------   -------------

Balance, December 31, 2002                   31,779,000  $      31,779  $      41,455   $    (80,847)  $      (7,613)
                                         ==============  =============  =============    ============   =============



                See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                 2002               2001
                                                                             ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $    (49,364)       $    (31,483)
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities
       Cost of consulting services paid with common stock                            ---               1,000
       Cost of professional services advanced by stockholder                       9,600              10,034
       Changes in operating assets and liabilities
         Increase in accounts payable and accrued expenses                         7,063               2,500
                                                                            ------------        -------------

           Net cash used in operating activities                                 (32,701)            (17,949)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                            ---              52,600
   Repayments of advances to stockholder                                          26,500                 ---
   Advances to stockholder                                                           ---             (28,000)
   Stock subscriptions receivable                                                 11,600             (11,600)
   Stock subscriptions payable                                                   (28,000)             28,000
                                                                            ------------        -------------

           Net cash provided by financing activities                              10,100              41,000
                                                                            ------------       -------------

NET (DECREASE) INCREASE IN CASH                                                  (22,601)             23,051

CASH, beginning of year                                                           23,051                 ---
                                                                            ------------        -------------

CASH, end of year                                                           $        450        $     23,051
                                                                            ============        =============


                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of SZM Distributors, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.


Nature of Operations - SZM Distributors, Inc. (the "Company") was incorporated in the state of Nevada on May 25, 2001. The Company provides merchandise to the carnival, gaming and concession industries. The Company is headquartered in Newport Beach, California.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amount of the Company's financials instruments, which includes cash, accounts and other receivables, prepaids, and accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Comprehensive Income - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years ended December 31, 2002 and December 31, 2001, the Company had no other components of comprehensive income other than net losses as reported on the statements of operations.

NOTE 2 - ADVANCES TO OFFICER

Periodically during the period May 25, 2001 (inception) through December 31, 2002, the Company advanced cash to an officer. These advances are due on demand and are to be paid as cash becomes available. At December 31, 2002 and December 31, 2001, the Company had net advances of $1,500 and $28,000 respectively. These advances were not made in connection with an issuance of common stock to the officer.

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




NOTE 3 - ACCRUED EXPENSES

Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by its founder and outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2002 and December 31, 2001.


NOTE 4 - COMMON STOCK

On May 27, 2001, the Company issued 1,000,000 shares of its common stock to its founder for consulting services rendered in connection with the organization costs incurred. Since there was no readily available market value for the services rendered, par value of $0.001 per share was considered to be a reasonable estimate of fair value between the Company and its founder.

On June 27, 2001, the Company issued 2,000,000 shares of its common stock to an officer for cash of $10,000. Although there was no readily available market value at the time of issuance, the value of $0.005 per share was considered to be a reasonable estimate of fair value between the Company and the officer.

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

On July 18, 2002, the Company's board of directors declared an eight and twenty-five hundredths to one (8.25:1) forward stock split to the stockholders of record as of July 19, 2002. The stock divided was paid on July 24, 2002 and resultd in an increase of the Company's issued and outstanding common stock to 31,779,000 shares.

NOTE 5 - INCOME TAXES

At December 31, 2002 and December 31, 2001, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $47,100 and $31,500, respectively, expiring 2017 and 2016.

In addition, the Company has deferred tax assets of approximately $1,200 at December 31, 2002 and 2001. The Company has not recorded a benefit from its net operating loss carryforwards because realization of the benefit is uncertain.


NOTE 6 - SUBSEQUENT EVENT

On January 8, 2003, the Company entered into a loan agreement with an unrelated third party for a demand loan in the amount of $30,000. The loan is non-interest bearing and is to be repaid by January 8, 2004.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

On November 11, 2002, our Board of Directors voted to replace our independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective as of November 11, 2002, our new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). We retained the accounting firm of Hall & Company on November 11, 2002, to make an examination of our financial statements for the 2002 fiscal year. We authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company.

The reports of Quintanilla from May 25, 2001, the date of our inception, through November 11, 2002, did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to the certainty, audit scope or accounting principles. During May 25, 2001 through November 11, 2002, there were no disagreements between the Registrant and Quintanilla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, during May 25, 2001 through November 11, 2002, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission's Regulation S-K.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

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

Our directors and principal executive officers are as specified on the following table:

========================= ========== ==========================================
Name                         Age     Position
------------------------- ---------- ------------------------------------------
Nicole Sherman               29      president, secretary and a director
========================= ========== ==========================================

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

Our former officer and director, Jeffrey Hoss resigned in February 2003. His resignation was not result of any disagreement with us on any matter relating to our operations, policies or practices. He also agreed to have 16,500,000 of his shares of our common stock canceled in exchange for $16,500. As a result of this transaction, Mr. Hoss no longer owns any of our common stock.

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

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                      Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Nicole Sherman - president, secretary        2002        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Jeffrey Hoss - former treasurer              2002        None          None              None                    None
============================================ ======= ============= ============= ===================== =========================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of December 31, 2002, our officers have received no compensation for their services provided to us.

Employment Contracts. We anticipate that we will enter into an employment agreement with Nicole Sherman.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class     Name and Address of Beneficial Owner   Amount and Nature of             Percent of Class
                                                          Beneficial Owner
---------------    -------------------------------------  -------------------------------  -----------------

Common Stock       Nicole Sherman                            21,750,000 shares, president           50.77%
                   120 Savona Walk                                secretary, director
                   Long Beach, CA  90803

Common Stock       All directors and named executive               21,750,000 shares                50.77%
                   officers as a group

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

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Ms. Sherman, our sole officer and director, currently provides office space to us at no charge. Ms. Sherman does not expect to be paid or reimbursed for providing office facilities.

As of December 31, 2002, we had net advances of approximately $1,500 to Nicole Sherman, one of our officers and directors. These advances are due on demand and were not related to a stock issuance.

On February 4, 2003, Jeffrey Hoss resigned as our treasurer and director and agreed to have 16,500,000 of his shares of our common stock canceled in exchange for $16,500. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Mr. Hoss' resignation is filed as Exhibit 17.1 to our report on Form 8-K dated February 4, 2003. As a result of this transaction, Mr. Hoss no longer owns any of our common stock.

On February 4, 2003, Nicole Sherman, our president, secretary and director, agreed to have 1,000,000 of her shares of our pre-split common stock canceled in exchange for $1,000. As a result of this transaction, Ms. Sherman owns 21,750,000 shares of our post-split common stock, or 50.77% of our issued and outstanding shares of our common stock.

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

(b) Reports on Form 8-K
-----------------------

On November 12, 2002, we filed a report on Form 8-K to report a change in our accountant, as described herein.

Item 14. Controls and Procedures.
---------------------------------

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Long Beach, California, on April 11, 2003.

                                       SZM Distributors, Inc.
                                       a Nevada corporation


                                       By:      /s/  Nicole Sherman
                                                -------------------------------
                                                Nicole Sherman
                                       Its:     principal executive officer
                                                president, secretary, and a
                                                director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  Nicole Sherman                                  April 11, 2003
         --------------------------------------------
         Nicole Sherman
Its:     principal executive officer
         president, secretary and a director

CERTIFICATIONS

I, Nicole Sherman, certify that:

1. I have reviewed this annual report on Form 10-KSB of SZM Distributors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/  Nicole Sherman
-----------------------
Nicole Sherman
Chief Executive and Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of SZM Distributors, Inc. a Nevada corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Nicole Sherman, Chief Executive Officer of the Company, certifies to the best of her knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Nicole Sherman
--------------------------
Nicole Sherman
Chief Executive Officer and
Chief Financial Officer
April 11, 2003