Form 10QSB
period 2003-03-31
SZM DISTRIBUTORS INC
filed 2003-05-20
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                          ---------------    ------------------

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


                      120 Savona Walk, Long Beach, California 90803
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (562) 433-8070
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2003, there were 42,837,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------




                             SZM DISTRIBUTORS, INC.


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                             SZM DISTRIBUTORS, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2003

                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                           $         414
   Advances to stockholder                                                1,500
                                                                  --------------

     Total current assets                                                 1,914

OTHER ASSETS                                                                ---
                                                                  --------------

      Total assets                                                $       1,914
                                                                  ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $      20,030
   Note payable                                                          30,000
                                                                  --------------

     Total current liabilities                                           50,030

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding share-- 0                                       ---
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 42,837,000                          42,837
   Additional paid-in capital                                            13,447
   Accumulated deficit                                                 (104,400)
                                                                  --------------

     Total stockholders' deficit                                        (48,116)
                                                                  --------------

       Total liabilities and stockholders' deficit                $      1,914
                                                                  =============


                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                            STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)

                                                                    March 31,
                                                      ------------------------------------
                                                           2003                2002
                                                      ---------------     ----------------
NET REVENUES                                          $           ---     $            ---

OPERATING EXPENSES
   Consulting services                                            ---               14,500
   Legal and professional fees                                 22,967                2,660
   Occupancy                                                      550                  550
   Office supplies and expense                                     36                2,524
                                                      ---------------     ----------------

     Total operating expenses                                  23,553               20,234
                                                      ---------------     ----------------

LOSS FROM OPERATIONS                                          (23,553)             (20,234)

PROVISION FOR INCOME TAXES                                        ---                 ---
                                                      ---------------     ----------------

NET LOSS                                              $       (23,553)    $        (20,234)
                                                      ===============     ================

NET LOSS PER COMMON SHARE-- BASIC AND DILUTED         $           ---     $            ---
                                                      ===============     ================

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                           42,837,000            3,852,000
                                                      ===============     ================


                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)

                                                                                             March 31,
                                                                               -----------------------------------
                                                                                    2003                 2002
                                                                               ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $       (23,553)    $       (20,234)
   Adjustments to reconcile net loss to net cash used in operating activities
       Occupancy costs contributed by officer                                              550                 550
       Changes in operating assets and liabilities
         Increase in accounts payable and accrued expenses                              10,467               1,160
                                                                               ---------------     ---------------

           Net cash used in operating activities                                       (12,536)            (18,524)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of note payable                                               30,000                 ---
   Redemption of common stock                                                          (17,500)                ---
   Receipts of advances to stockholder                                                     ---              27,500
   Receipts of stock subscriptions receivable                                              ---              11,600
   Payments of stock subscriptions payable                                                 ---             (28,000)
                                                                               ---------------     ---------------

           Net cash provided by financing activities                                    12,500              11,100
                                                                               ---------------     ---------------

NET DECREASE IN CASH                                                                       (36)             (7,424)

CASH, beginning of period                                                                  450              23,051
                                                                               ---------------     ---------------

CASH, end of period                                                             $          414     $         15,627
                                                                               ===============     ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                            $          ---     $           ---
                                                                               ===============     ===============
   Interest paid                                                                $          ---     $           ---
                                                                               ===============     ===============




                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

SZM Distributors, Inc. (the "Company") provides merchandise to the carnival, gaming and concession industries. The Company was incorporated in the state of Nevada on May 25, 2001 and is headquartered in Newport Beach, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.


NOTE 3 - NOTE PAYABLE

On January 8, 2003, the Company entered into a loan agreement with an unrelated third party for a demand loan in the amount of $30,000. The loan is non-interest bearing and is to be repaid by January 8, 2004.


NOTE 4 - COMMON STOCK TRANSACTIONS

On February 3, 2003, the Company redeemed 17,500,000 shares of its common stock from certain officers in exchange for cash of $17,500 (par value). Upon redemption, these shares were cancelled and one of the officers resigned his position with the Company.

On February 5, 2003, the Company's board of directors declared a three-to-one (3:1) forward stock split to the stockholders of record as of February 15, 2003. The stock split was distributed on February 18, 2003 and resulted in an increase of the Company's issued and outstanding common stock to 42,837,000 shares.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

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

In October 2002, we entered into a non-binding proposal to merge with Tradescape Corp., a Delaware corporation ("Tradescape") wherein we would acquire Tradescape in exchange for shares of our common stock. We did not enter into a definitive agreement and we have terminated all discussions and negotiations with Tradescape in December 2002. We continue to contemplate acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We cannot guarantee that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

FOR THE THREE MONTHS ENDED MARCH 31, 2003

LIQUIDITY AND CAPITAL RESOURCES.

Our total assets were approximately $1,914 as of March 31, 2003, which was represented by cash of $414 and $1,500 in advances to a stockholder. We had no other assets as of March 31, 2003.

Our current liabilities were $50,030 as of March 31, 2003, which was represented by $20,030 in accounts payable and accrued expenses and $30,000 in a note payable. We had no other long term commitments or contingencies.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended March 31, 2003, we realized no revenues, nor did we realize any revenues during the three months ended March 31, 2002. We anticipate that we will begin to generate revenues as we build our customer base and our product offerings.

OPERATING EXPENSES. For the three month period ended March 31, 2003, our total operating expenses were $23,553. Those operating expenses were represented by $22,967 in legal and professional fees, $550 in occupancy and $36 in office supplies and expense. For three month period ended March 31, 2003, we experienced a net loss of $23,553. This is in comparison to the three month period ended March 31, 2002, during which we had operating expenses of $20,234, most of which were represented by consulting services that totaled $14,500. We also had $2,600 in legal and professional fees, $550 in occupancy and $2,524 in office supplies and expenses. We incurred significantly higher legal and professional fees during the three months ended March 31, 2003 as compared to the same period the year before to position for a potential merger.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $414 as at March 31, 2003. In our opinion, available funds will not satisfy our working capital requirements for the next twelve months. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We continue to contemplate acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We cannot guarantee that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

If we are not able to complete the acquisition of a third party as described, we anticipate that we may need to raise additional capital to continue operations We anticipate that we may also need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

On February 5, 2003, our Board of Directors approved a 3 for 1 stock split of our issued and outstanding common stock, which was effectuated through the distribution of two shares for each share of common stock outstanding as of the record date. The split was distributed on February 18, 2003 for shareholders of record on February 15, 2003. After the split was completed, the total number of our issued and outstanding shares of common stock became 42,837,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

On February 6, 2003, we filed a Report on Form 8-K to report the resignation of Jeffrey Hoss, our treasurer and one of our directors on February 4, 2003. On February 4, 2003, Mr. Hoss agreed to have 16,500,000 of his shares of our common stock canceled in exchange for $16,500. The resignation is not the result of any disagreement with u on any matter relating to the Registrant's operations, policies or practices. A copy of Mr. Hoss' resignation is filed as Exhibit 17.1 our Form 8-K filed February 6, 2003. As a result of this transaction, Mr. Hoss no longer owns any of our common stock.

On February 4, 2003, Nicole Sherman, our president, secretary and one of our directors, agreed to have 1,000,000 of her shares our common stock canceled in exchange for $1,000. As a result of these transactions, Ms. Sherman owns 50.77% shares of our common stock, which, on February 4, 2003, totaled 7,250,000 shares. On February 5, 2003, our Board of Directors approved a 3 for 1 stock split of our issued and outstanding common stock, which was effectuated through a dividend of two shares for each share of common stock outstanding as of the record date. The dividend was payable on February 18, 2003 for shareholders of record on February 15, 2003. After the split was completed, the total number of our issued and outstanding shares of common stock totaled 42,837,000.

INDEX TO EXHIBITS

17.1 Resignation of Jeffrey Hoss

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SZM Distributors, Inc.,
                                     a Nevada corporation



May 20, 2003                         By:      /s/ Nicole Sherman
                                              ---------------------------------
                                              Nicole Sherman
                                     Its:     President, Secretary, Director

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




Date: May 20, 2003


/s/ Nicole Sherman
-------------------
Nicole Sherman
Chief Executive Officer and Chief Financial Officer