Form 10QSB
period 2003-06-30
SZM DISTRIBUTORS INC
filed 2003-08-14
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

                                 (562) 433-8070
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2003, there were 42,837,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                             SZM DISTRIBUTORS, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2003

                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets
   Cash                                                          $          128
   Advances to stockholder                                                1,500
                                                                 --------------

       Total current assets                                               1,628

Other assets                                                                ---
                                                                 --------------

          Total assets                                           $        1,628
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                         $       26,666
   Note payable                                                          30,000
                                                                 --------------

    Total current liabilities                                            56,666
                                                                 --------------


Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share - 0
                                                                            ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 42,837,000                        42,837
    Additional paid-in capital                                           13,997
    Accumulated deficit                                                (111,872)
                                                                 --------------

       Total stockholders' deficit                                      (55,038)
                                                                 --------------

          Total liabilities and stockholders' deficit            $        1,628
                                                                 ===============

                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)



                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ---------------------------                  -------------------------
                                              2003                  2002                  2003                  2002
                                              ----                  ----                 ----                   ----
Net revenues                            $             ---       $           ---       $           ---       $           ---

Operating expenses
     Consulting services                              ---                 8,250                   ---                22,750
     Legal and professional fees                    6,886                 8,108                29,853                10,768
     Occupancy                                        550                   550                 1,100                 1,100
    Office expense                                     36                    49                    72                 2,573
                                        -----------------       ---------------       ---------------       ---------------

       Total operating expenses                     7,472                16,957                31,025                37,191
                                        -----------------       ---------------       ---------------       ---------------

Loss from operations                               (7,472)              (16,957)              (31,025)              (37,191)

Provision for income
   tax expense (benefit)                              ---                   ---                   ---                   800
                                        -----------------       ---------------       ---------------       ---------------

Net loss/comprehensive loss             $         (7,472)       $       (16,957)      $       (31,025)      $       (37,991)
                                        =================       ===============       ===============       ===============

Net loss/comprehensive loss per
common share - basic and diluted
                                        $             ---       $           ---       $           ---       $          ---
                                        =================       ===============       ===============       ===============

Weighted average of common shares--
basic and diluted                              42,837,000             3,852,000            42,837,000             3,852,000
                                        =================       ===============       ===============       ===============


                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                 ----------------------------------------
                                                                                        2003                    2002
                                                                                 ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (31,025)         $       (37,991)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Occupancy costs contributed by officer                                            1,100                    1,100
         Cost of consulting services paid with common stock                                  ---                      ---
   Changes in operating assets and liabilities
          Increase in accounts payable an accrued expenses                                17,103                      452
                                                                                 ---------------          ---------------

          Net cash used by operating activities                                          (12,822)                 (36,439)

CASH FLOWS FROM INVESTING ACTIVITIES                                                         ---                      ---

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of note payable                                                 30,000                      ---
   Redemption of common stock                                                            (17,500)                     ---
   Working capital contributed by officer                                                    ---                    3,500
   Receipts of advances to stockholder                                                       ---                   28,000
   Rescission of stock subscriptions payable                                                 ---                  (28,000)
   Proceeds from issuance of common stock                                                    ---                   11,600
                                                                                 ---------------          ---------------

          Net cash provided by financing activities                                       12,500                   15,100
                                                                                 ---------------          ---------------

NET DECREASE IN CASH                                                                        (322)                 (21,339)

CASH, beginning of period                                                                    450                   23,051
                                                                                 ---------------          ---------------

CASH, end of period                                                              $           128          $         1,712
                                                                                 ===============          ===============


Supplemental disclosure of cash flow information
    Income taxes paid                                                            $           ---          $           800
                                                                                 ===============          ===============
    Interest paid                                                                $           ---          $           ---
                                                                                 ===============          ===============

                 See accompanying notes to financial statements.

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

SZM Distributors, Inc. (the "Company") provides merchandise to the carnival, gaming and concession industries. The Company was incorporated in the state of Nevada on May 25, 2001 and is headquartered in Newport Beach, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.


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


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the three and six months ended June 30, 2003 and are considered additional contributions of capital by the officer and the Company.


NOTE 6 - SUBSEQUENT EVENTS

In July 2003, the Company entered into a Letter of Intent to acquire all of the outstanding common stock of Pharmastat, Inc., a Delaware corporation, contingent upon certain conditions and the approval of a definitive plan of combination.

On August 4, 2003, the Company issued a promissory note in exchange for cash of $20,000. Under the terms of the note, the principal amount is due, plus interest at an annual rate of 6%, on February 5, 2004.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

Our principal business activities include the distribution and sale of novelty products, which are developed and manufactured by third parties. We currently sell and distribute plush toys and disposable pocket binoculars. We hope to increase our product offerings in the near future. Specifically, we hope to sell and distribute bobblehead dolls. We believe that our primary target market will consist of corporate, professional and collegiate entities that engage in the promotion, coordination or sponsorship of various events. We have generated some revenues from the sale of plush toys and we hope that we will begin to generate significant revenues pursuing this business plan.

As we have done since the last half of 2002, we continue to contemplate acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potentional acquisitions or other suitable business partners which will assist us in realizing our business objectives. In July 2003, we entered into a letter of intent to merge with Pharmastat, Inc., a Delaware corporation ("Pharmastat") if we raise at least $3,000,000 through a private placement of our common stock. We are currently negotiating the terms of a definitive agreement, although we cannot quarantee that we will enter into such an agreement, or that we will merge with Pharmastat. We cannot guarantee that in the event we aquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

LIQUIDITY AND CAPITAL RESOURCES.

Our total assets were approximately $1,628 as of June 30, 2003, which was represented by cash of $128 and $1,500 in advances to a stockholder. We had no other assets as of June 30, 2003.

Our current liabilities were $56,666 as of June 30, 2003, which was represented by $26,666 in accounts payable and accrued expenses and $30,000 in a note payable. We had no other long term commitments or contingencies.

FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002
---------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2003, we realized no revenues, nor did we realize any revenues during the same period ended June 30, 2002. We anticipate that we will begin to generate revenues as we build our customer base and our product offerings.

OPERATING EXPENSES. For the three month period ended June 30, 2003, our total operating expenses were $7,472. Those operating expenses were represented by $6,886 in legal and professional fees, $550 in occupancy and $36 in office supplies and expense. For three month period ended June 30, 2003, we experienced a net loss of $7,472. This is in comparison to the three month period ended June 30, 2002, during which we had operating expenses of $31,025, most of which were represented by legal and professional fees of $29,853. We also had $1,100 in occupancy and $72 in office supplies and expenses. Our net loss for the three months ended June 30, 2002 was $16,957. We incurred significantly higher legal and professional fees during the three months ended June 30, 2003 as compared to the same period the year before to position for a potential merger during the last quarter of 2002.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS.

REVENUES. For the six months ended June 30, 2003, we realized no revenues, nor did we realize any revenues during the six months ended June 30, 2002.

OPERATING EXPENSES. For the six month period ended June 30, 2003, our total operating expenses were $31,025. Those operating expenses were represented by $29,853 in legal and professional fees, $1,100 in occupancy and $72 in office supplies and expense. For six month period ended June 30, 2003, we experienced a net loss of $31,025. This is in comparison to the six month period ended June 30, 2002, during which we had operating expenses of $37,191, most of which were represented by consulting services that totaled $22,750. We also had $10,768 in legal and professional fees, $1,100 in occupancy and $2,573 in office supplies and expenses. We had $800 as a provision for income tax expense, making our net loss for the six months ended June 30, 2002 $37,991. We incurred significantly higher legal and professional fees during the six months ended June 30, 2003 as compared to the same period the year before to position for a potential merger.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $128 as at June 30, 2003. In August 2003, we entered into a note payable in the amount of $20,000 with an unrelated third party, which is due in February 2004 and bears interest at the rate of 6%. In our opinion, available funds will not satisfy our working capital requirements for the next twelve months. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

We continue to contemplate acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In July 2003, we entered into a letter of intent to merge with Pharmastat, Inc., a Delaware corporation ("Pharmastat") if we raise at least $3,000,000 through a private placement of our common stock. We are currently negotiating the terms of a definitive agreement, although we cannot quarantee that we will enter into such an agreement, or that we will merge with Pharmastat. We hope to consummate this transaction during the quarter ending September 30,2003. We cannot quarantee that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None. However, subsequent to this reporting period, in July 2003, we entered into a nonbinding proposal to merge with Pharmastat, Inc. a Delaware corporation ("Pharmastat") wherein we would conduct a private placement of shares of our common stock, and merge with Pharmastat by issuing additional shares of our common stock to Pharmastat's shareholders. We hope to consummate this transaction during the quarter ending September 30, 2003.

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

                                       SZM Distributors, Inc.,
                                       a Nevada corporation



August 13, 2003              By:       /s/ Nicole Sherman
                                       ----------------------------------------
                                       Nicole Sherman
                             Its:      President, Secretary, Director

CERTIFICATIONS
--------------

I, Nicole Sherman, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of SZM Distributors, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: August 13, 2003

/s/ Nicole Sherman
----------------------------
Nicole Sherman
Chief Executive Officer and
Chief Financial Officer