Form 10QSB
period 2003-09-30
SZM DISTRIBUTORS INC
filed 2003-11-19
CIK 1156867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-90272

                             SZM Distributors, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          95-4868287
              ------                                          ----------
  (State or other jurisdiction of                         (I.R.S. or Employer
  incorporation or organization)                          Identification No.)


  1811 Chestnut Street, Suite 120
    Philadelphia, Pennsylvania                                  19103
    --------------------------                                  -----
   (Principal executive offices)                              (Zip Code)

                                 (215) 972-8191
                                 --------------
              (Registrant's telephone number, including area code)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of November 17, 2003, there were 42,581,527 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                             SZM DISTRIBUTORS, INC.

               SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page
                                                                    Number

Special Note Regarding Forward-Looking Statements.......................2

PART I - FINANCIAL INFORMATION..........................................3

Item 1.    Financial Statements.........................................3

BALANCE SHEET...........................................................4


STATEMENT OF OPERATIONS.................................................5


STATEMENT OF CASH FLOWS.................................................6

NOTE 1 - NATURE OF OPERATIONS...........................................7
NOTE 2 - BASIS OF PRESENTATION..........................................7
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................9

PART II - OTHER INFORMATION............................................12

Item 1.    Legal Proceedings...........................................12
Item 2.    Changes in Securities and Use of Proceeds...................12
Item 3.    Defaults in Senior Securities...............................12
Item 4.    Submission of Matters to a Vote of Security Holders.........12
Item 5.    Other Information...........................................12
Item 6.    Exhibits and Reports on Form 8-K............................12


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


         Balance Sheet as of September 30, 2003 (unaudited).................4

         Statements of Operations for the three months and nine months ended September 30, 2003 and September 30, 2002 (unaudited)....5
         Statements of Cash Flows for the nine months ended
             September 30, 2003 and September 30, 2002 (unaudited)..........6

         Notes to Financial Statements (unaudited)..........................7

                             SZM DISTRIBUTORS, INC.

                                  BALANCE SHEET



                               SEPTEMBER 30, 2003

                                   (UNAUDITED)



ASSETS

Current assets
   Cash                                                      $     92
   Advances to stockholder                                      1,500
                                                             --------

       Total current assets                                     1,592
                                                             --------

Other assets                                                      ---
                                                             --------

          Total assets                                       $  1,592
                                                             ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                     $ 18,554
   Note payable                                                50,000
                                                             --------

    Total current liabilities                                  68,554
                                                             --------


Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share - 0                       ---

    Common stock, $.001 par value;
       Authorized shares -- 50,000,000
       Issued and outstanding shares -- 42,837,000             42,837
    Additional paid-in capital                                 14,547
    Accumulated deficit                                      (124,346)
                                                             --------

       Total stockholders' deficit                            (66,962)
                                                             --------

          Total liabilities and stockholders' deficit        $  1,592
                                                             ========

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF OPERATIONS



                                   (UNAUDITED)




                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------    -------------------------------
                                               2003              2002               2003               2002
                                               ----              ----               ----               ----
Net revenues                            $         ---     $         ---     $          ---     $          ---

Operating expenses
     Consulting services                          ---               ---                ---             25,250
     Legal and professional fees               11,888             2,633             41,741             13,401
     Occupancy                                    550               550              1,650              1,650
    Office expense                                 36                36                108                109
                                        -------------     -------------     --------------     --------------

       Total operating expenses                12,474             3,219             43,499             40,410
                                        -------------     -------------     --------------     --------------

Loss from operations                          (12,474)           (3,219)           (43,499)           (40,410)

Provision for income
   tax expense (benefit)                          ---               ---                ---                800
                                        -------------     -------------     --------------     --------------

Net loss/comprehensive loss             $     (12,474)    $      (3,219)    $      (43,499)    $      (41,210)
                                        =============     =============     ==============     ==============

Net loss/comprehensive loss per
common share - basic and diluted
                                        $         ---     $         ---     $          ---     $          ---
                                        =============     =============     ==============     ==============

Weighted average of common shares--
basic and diluted                          42,837,000         3,852,000         42,837,000          3,852,000
                                        =============     =============     ==============     ==============

                             SZM DISTRIBUTORS, INC.

                             STATEMENT OF CASH FLOWS


                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                    2003                    2002
                                                                    ----                    ----

Cash flows from operating activities
   Net loss                                                     $ (43,499)              $  (41,210)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Occupancy costs contributed by officer                     1,650                    1,650
         Cost of consulting services paid with common stock           ---                      ---
   Changes in operating assets and liabilities
          Increase in accounts payable an accrued expenses          8,991                    2,835
                                                                ---------               ----------

          Net cash used by operating activities                   (32,858)                 (36,725)

Cash flows from investing activities                                  ---                      ---

Cash flows from financing activities
   Proceeds from issuance of note payable                          50,000                      ---
   Redemption of common stock                                     (17,500)                     ---
   Working capital contributed by officer                             ---                    3,500
   Receipts of advances to stockholder                                ---                   28,000
   Rescission of stock subscriptions payable                          ---                  (28,000)
   Proceeds from issuance of common stock                             ---                   11,600
                                                                ---------               ----------

          Net cash provided by financing activities                32,500                   15,100
                                                                ---------               ----------

Net decrease in cash                                                 (358)                 (21,625)

CASH, beginning of period                                             450                   23,051
                                                                ---------               ----------

CASH, end of period                                             $      92               $    1,426
                                                                =========               ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                           $     ---               $      800
                                                                =========               ==========
    Interest paid                                               $     ---               $      ---
                                                                =========               ==========

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

SZM Distributors, Inc. (the "Company") provides merchandise to the carnival, gaming and concession industries. The Company was incorporated in the state of Nevada on May 25, 2001 and is headquartered in Newport Beach, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.

NOTE 3 - NOTES PAYABLE

On January 8, 2003, the Company entered into a loan agreement with an unrelated third party for a demand loan in the amount of $30,000. The loan is non-interest bearing and is to be repaid by January 8, 2004. This note was forgiven by a mutual release on October 21, 2003 as further described in Note 6.

On August 4, 2003, the Company entered into a loan agreement with an unrelated third party for a demand loan in the amount of $20,000. The loan is non-interest bearing and is to be repaid by August 4, 2004. This note was forgiven by a mutual release on October 21, 2003 as further described in Note 6.

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

                             SZM DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)



NOTE 5 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the three and nine months ended September 30, 2003 and are considered additional contributions of capital by the officer and the Company.

NOTE 6 - SUBSEQUENT EVENTS

On October 2, 2003, the Company entered into a letter of intent to acquire TNCI UK Ltd., a corporation organized under the laws of England ("TNCI"). The merger is conditional on the negotiation of a definitive merger agreement; the completion of a $1,000,000 private placement offering by the Company; and, the Company and TNCI obtaining all necessary board, shareholder and third party approvals, among other conditions.

On October 21, 2003, the Company was released from its obligation to pay an unrelated third party under their promissory notes in the amounts of $20,000, previously signed on August 4, 2003, and $30,000, previously signed on January 8, 2003. The mutual release covenants the parties not to bring suit, claim or any other cause of action against the other related to these notes.

On November 12, 2003, the Company entered into an Agreement and Plan of Merger (the "Agreement") dated November 12, 2003 with TNX Television, Inc. ("TNX"), a Delaware corporation, and SZMD Acquisition II, Inc. ("Acquisition Subsidiary"), a Delaware corporation. Acquisition Subsidiary was a wholly owned subsidiary of the Company prior to the transaction. TNCI is a wholly owned subsidiary of TNX. The transactions contemplated by the Agreement closed on November 13, 2003. Simultaneously with the closing of the transactions contemplated under the Agreement, the Company completed a One Million Dollar ($1,000,000) equity private placement of 4,000,000 shares of common stock of the Company at $0.25 per share. Pursuant to the Company's Form 8-K, the required financial statements and proforma financial information will be provided within sixty days following the filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

Our principal business activities include the distribution and sale of novelty products, which are developed and manufactured by third parties. We currently sell and distribute plush toys and disposable pocket binoculars. We have generated some revenues from the sale of plush toys though we have not been able to generate significant revenues pursuing this business plan.

On October 11, 2003, the Company entered into a binding letter of intent (the "Letter of Intent") with TNCI UK Ltd. ("TNCI"), a corporation organized under the laws of England. The Letter of Intent contemplated that TNCI would merge with and into a wholly owned subsidiary of the Company.

On November 12, 2003, the Company entered into an Agreement and Plan of Merger (the "Agreement") with TNX Television, Inc. ("TNX"), a Delaware corporation, and SZMD Acquisition II, Inc. ("Acquisition Subsidiary"), a Delaware corporation. Acquisition Subsidiary was a wholly owned subsidiary of the Company prior to the transaction. TNCI is a wholly owned subsidiary of TNX. The transactions contemplated by the Agreement closed on November 13, 2003. Upon the closing of the merger contemplated by the Agreement (the "Merger"), TNX's former shareholders acquired direct and beneficial ownership and control of approximately 67% of the outstanding shares of the common stock, $.001 par value, of the Company (the "Common Stock"). Due to the lack of the success of our current business activities, following the Merger our principal business activities will be that of TNX. TNX's principal business activities include the implementation of commercially operated television channels on UK commuter trains.

In conjunction with the Merger, the Company completed a One Million Dollar ($1,000,000) equity private placement (the "Private Placement") of 4,000,000 shares of the Common Stock at $.025 per share.

LIQUIDITY AND CAPITAL RESOURCES.

Our total assets were approximately $1,592 as of September 30, 2003, which was represented by cash of $92 and $1,500 in advances to a stockholder. We had no other assets as of September 30, 2003.

Our current liabilities were $68,554 as of September 30, 2003, which was represented by $18,554 in accounts payable and accrued expenses and $50,000 in a note payable. We had no other long term commitments or contingencies.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS.

REVENUES. For the three months ended September 30, 2003, we realized no revenues, nor did we realize any revenues during the same period ended September 30, 2002. We anticipate that we will begin to generate revenues as we build our customer base and our product offerings related to our subsequent acquisition and new line of business.

OPERATING EXPENSES. For the three month period ended September 30, 2003, our total operating expenses were $12,474. Those operating expenses were represented by $11,888 in legal and professional fees, $550 in occupancy and $36 in office supplies and expense. For three month period ended September 30, 2003, we experienced a net loss of $12,474. This is in comparison to the three month period ended September 30, 2002, during which we had operating expenses of $3,219, most of which were represented by legal and professional fees of $2,633. We also had $550 in occupancy and $36 in office supplies and expenses. Our net loss for the three months ended September 30, 2002 was $3,219. We incurred significantly higher legal and professional fees during the three months ended September 30, 2003 as compared to the same period the year before to position for a potential merger during the last quarter of 2003.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended September 30, 2003, we realized no revenues, nor did we realize any revenues during the nine months ended September 30, 2002.

OPERATING EXPENSES. For the nine month period ended September 30, 2003, our total operating expenses were $43,499. Those operating expenses were represented by $41,741 in legal and professional fees, $1,650 in occupancy and $108 in office supplies and expense. For nine month period ended September 30, 2003, we experienced a net loss of $43,499. This is in comparison to the nine month period ended September 30, 2002, during which we had operating expenses of $40,410, most of which were represented by consulting services that totaled $25,250. We also had $13,401 in legal and professional fees, $1,650 in occupancy and $109 in office supplies and expenses. We had $800 as a provision for income tax expense, making our net loss for the nine months ended September 30, 2002 $41,210. We incurred significantly higher legal and professional fees during the nine months ended September 30, 2003 as compared to the same period the year before to position for a potential merger.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $92 as at September 30, 2003. In November 2003, we raised One Million Dollars ($1,000,000) through our Private Placement. In our opinion, available funds will not satisfy our working capital requirements for the next twelve months. We believe our officers and directors will fund our expenses and working capital requirements beyond that point, or if we do not receive adequate funds from our officers and directors, we will need to raise additional capital to continue operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

We are currently conducting research and development related to the business of TNX. This primarily includes the testing of our proprietary wireless network to ensure it delivers content to its remote terminals. We plan on purchasing capital equipment such as screens, antennae, casings and wires from manufacturers. In the event that we expand our product offerings and customer base, then we may need to hire additional employees or independent contractors.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Subsequent to this offering, the Company redeemed 32,837,000 shares of Common Stock in order to facilitate the Merger.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

     On August 1, 2003, we terminated our nonbinding proposal to merge with Pharmastat, Inc., a Delaware corporation. Subsequent to this reporting, in October 2003, we entered into a mutual release with an unrelated third party that canceled our two note obligations totaling $50,000 in order to facilitate the Merger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

         31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

         32.1 Section 1350 Certification of Chief Executive Officer

         32.2 Section 1350 Certification of Chief Financial Officer


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SZMD DISTRIBUTORS, INC.


Dated:  November 19, 2003               By:  /s/ Irwin L. Gross
                                             --------------------------------
                                             Irwin L. Gross
                                             President and Chairman