Form 10KSB
period 2003-12-31
TNX TELEVISION HOLDINGS INC
filed 2004-04-14
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[MARK ONE]

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the transition period from July 1, 2003 to December 31, 2003.

                          Commission file no.: 0-22848

                          TNX TELEVISION HOLDINGS, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

            Delaware                                   95-4868287
 ------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

        1811 Chestnut Street, Suite 120, Philadelphia, Pennsylvania 19103
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (215) 972-8191

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered under Section 12(g) of the Exchange Act

                          $.001 Par Value Common Stock
                          ----------------------------
                                (Title of Class)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended December 31, 2003 were $0. The aggregate market value of the issuer's voting common equity held as of March 31, 2004 by non-affiliates of the Issuer was approximately $39,541,366 based on the closing price of $2.20 as of March 31, 2004.

      As of March 31, 2004, the issuer had 45,815,924 shares of its $0.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Items 9-12 and 14 of Part III of this Annual Report on Form 10-KSB are incorporated from the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

================================================================================

                               TABLE OF CONTENTS

PART I
                                                                            Page
                                                                            ----
Item 1.    DESCRIPTION OF BUSINESS ..........................................  2
Item 2.    DESCRIPTION OF PROPERTY...........................................  8
Item 3.    LEGAL PROCEEDINGS ................................................  8
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  8

                                    PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........  8
Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 11
Item 7.    FINANCIAL STATEMENTS ............................................. 23
Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE ........................................ 25
Item 8A.   CONTROLS AND PROCEDURES........................................... 25

                                    PART III

Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 25
Item 10.   EXECUTIVE COMPENSATION ........................................... 25
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                   AND RELATED STOCKHOLDER MATTERS........................... 26
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 26
Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 26
Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 27

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, the Exchange Act, or Section 21E of the Securities Act of 1933, as amended, the Securities Act. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Exchange Act. Risks and uncertainties relating to forward-looking statements are set forth in Item 6 under the caption "Risk Factors," below. Our forward looking statements are based on information available to us today, and except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      Unless otherwise indicated, or unless the context otherwise requires, all references below to the term "TNX," "we," "our" or "us" shall mean TNX Television Holdings, Inc. (a publicly-traded company formerly known as SZM Distributors, Inc.), which acquired all of the assets and assumed all of the liabilities of the privately-held company, TNX Television, Inc. and its consolidated subsidiary, TNCI UK Ltd., in a reverse acquisition transaction on November 13, 2003, and succeeded to the business of TNX Television, Inc. and TNCI UK Ltd.

COMPANY OVERVIEW

      We are engaged in the development, installation and operation of in-carriage broadcast systems on commuter railway lines. We have developed an integrated solution for railway commuter services that delivers entertainment and information programming to passengers via the operation of an in-carriage broadcast system, or the TNX system. We believe that we are the only company currently with a total solution to in-train television broadcasting. Our business model is designed to make the adoption of the system very simple for railway companies. We develop, install, maintain and finance all of the necessary equipment on the trains. We also provide all content programming and revenue generation management. In return, we pay the train operator an agreed-upon fee for the concession rights to install the TNX system on their trains. We believe that installation of our TNX system offers considerable benefits to train operators beyond the additional revenues they would receive, including the ability to offer a more entertaining passenger experience and enhanced communication of information to passengers. We intend to generate revenues by selling commercial time to advertisers that would be broadcast during the programming similar to conventional television broadcasting.

      Our initial focus is on commuter train lines in the United Kingdom, where we already have exclusive commercial relationships for the provision of our TNX system with a number of the privately owned Train Operating Companies, or TOCs. We have entered into a six year agreement with Central Trains Ltd. beginning in March 2004 to install our system in Central Trains' Birmingham commuter services, representing approximately 18 million passenger journeys per year. We have also entered into letters of intent, giving us 12-month negotiating exclusivity, with Thameslink, South Central, Connex South Eastern, C2C, Silverlink, WAGN and Arriva Trains Wales. Collectively, these TOCs represent over 50% of the UK commuter train market and 70% of the London commuter market. We are in the process of seeking to enter into definitive agreements with the TOCs that have entered into letters of intent.

      Our broadcast programming is delivered via satellite to railway stations across the UK, and is then uploaded onto trains at regular intervals during the day when trains pass through the railway stations with our installed radio nodes. Typically, train carriages will be fitted with six to eight liquid crystal display, or LCD, screens. The broadcasts will be designed for a 30 minute average journey, and will be broken into short segments, including news, entertainment, sports, weather, music videos, special interest programming (food, travel, fashion), all of which we expect will be supplied through relationships to be established with third party content providers. We have entered into a content supply contract with Independent Television News Limited of London (ITN), a leading international news organization, to provide us comprehensive national and international news service on an exclusive basis to be shown on TNX's commuter rail television service in the UK. We have conducted a pilot phase of the TNX system on both the Birmingham and London commuter train networks, from which customer feedback has been extremely positive. A quiet zone will be designated in each carriage for passengers desiring not to hear the audio from the system.

      We expect to generate revenues by selling commercial time to advertisers. We believe that our in-train captive audience programming represents a major new potential advertising medium. At a time of increasing channel proliferation as a result of digitalization, our medium offers a captive audience that on average spends thirty minutes in the train twice a day, five days per week and two-thirds of which travel the same journey every day. The audience also has highly appealing demographic characteristics that have traditionally appealed to advertisers. We are currently working together with the UK independent media sales house, Digital Media Sales Ltd., to market the opportunity to both media buyers and outdoor media specialists. We expect to receive our first commitments from advertisers for the Central Trains contract during the second calendar quarter of 2004.

INDUSTRY BACKGROUND

      The UK railways were privatized between 1995 and 1997. The infrastructure was placed in a public company, Railtrack Group, and the operation of the trains was divided into 25 franchised TOCs. The passenger rail cars were sold to specialist leasing companies and then leased back to the TOCs. The TOCs won their franchises through a competitive process which focused on performance and subsidies to be paid by the TOCs to the UK government. Most franchises were awarded for seven years, but some franchises were awarded for longer periods in cases where the purchase of new trains was necessary. The franchises are structured in such a way that the TOC effectively has no assets but is focused on providing the train service. Some of the TOCs are in the process of renewing their franchises.

      Entertainment systems are a new area for the TOCs. Entertainment and information systems have been limited in railway applications because of technological problems in communicating with the trains. An information and entertainment system represents a potential new source of revenue for the TOCs. Additionally, the introduction of such systems provides an opportunity for the TOCs to communicate more effectively with their passengers, which is a key issue for the Strategic Rail Authority, the governing UK agency that controls the TOCs' franchise.

OUR SOLUTION

      The introduction of public frequency radio systems in recent years has provided an opportunity to overcome the technological limitations of providing broadband radio communications to trains. We have developed what we believe is a unique business proposal that simplifies the adoption of entertainment and information systems by the TOCs by offering a complete solution which is tailored to the railway environment utilizing the commercial standards especially adapted to our application and providing a turnkey system at no cost to the TOC. We manage installation, maintenance, provision of content and are responsible for generating advertising revenues by selling commercial time to advertisers. In return, the TOC receives a payment based on the number of passenger journeys and the utilization of space on their trains. In addition, we can provide enhanced passenger information systems and improved security through closed circuit television, or CCTV.

      We believe that the turnkey solution is very attractive to TOCs, first, because of their lack of technical expertise in our type of entertainment system, and secondly, we absorb for them the costs of buying, installing and maintaining the systems. This allows TOCs to focus on their core competencies instead of installing and maintaining entertainment systems.

OUR STRATEGY

      Our strategy has been to focus initially on the UK market, where the privatized environment has made train operators more innovative and receptive to offering the railway passenger a better travel experience than in other countries where the train system is government operated. We entered into our first agreement with Central Trains Ltd, the train operator for the Birmingham commuter services. We are now focusing on the London commuter services, which provide large numbers of passengers with an extremely attractive demographic profile to advertisers. Our strategy is to have our TNX system deployed and accessible to an audience attractive to advertisers in the shortest possible time. By broadcasting our programming to a large number of passengers, we believe that we can create better opportunities for advertisers, thereby increasing our potential revenues from advertising.

      We expect to enter into agreements with additional UK-based TOCs with whom we currently have letters of intent during the second calendar quarter of 2004 and begin installation and operations with these TOCs soon thereafter. If successful in the UK, we intend to expand our efforts into other suitable markets outside the UK, such as in continental Europe, the United States or East Asia. We expect once we have successfully established TNX systems in the UK, the sales cycle in other markets would become shorter. We intend to pursue markets based on several market factors, including, passenger demographics, average commute time, strategic partnerships, content availability, regulatory and legal issues, and technology and infrastructure requirements.

      We intend to conduct regular independent market surveys on the impact on, and retention by, passengers viewing TNX system-delivered advertising. Such surveys will be used to evaluate and market the strength of the medium and, if needed, to fine tune the content offering. We believe that regular measurement of ridership and demographics should allow us to maximize our advertising potential and provide advertisers with a current assessment of the impact of their advertisements and an indication of the value generated by the particular campaign.

OUR TECHNOLOGY - THE TNX SYSTEM

      Our TNX system provides passengers with access to news, information, entertainment and advertising through video and audio streams displayed on LCD flat panel screens installed at key locations within the rail vehicle. Multimedia content programming is delivered from a play-out center across a satellite network to the rail depots or stations for automatic update by wireless technology to the rail vehicles overnight, and as the trains arrive and leave the stations.

      The TNX system integrates technologies that have been tested and are available in other applications. We will be using third party companies to manufacture and supply the TNX systems under contract, using our proprietary network architecture and specifications. The system's network architecture will use technology in the 2.4 GHz ISM licensed exempt band, which is currently the most widely available technology for our application and licensed for use in the UK and United States and currently rolling out throughout Europe, where approvals for its use have recently been granted

      The TNX system has been designed to easily retrofit into a rail vehicle and addresses key issues of size, weight, power consumption and maintenance. Maintenance is a critical issue given the harsh environment; as a result, the TNX system uses rugged equipment to increase reliability.

      The TNX system is designed to allow the content played during the day to be varied to suit the interests of the demographic population that is using the train at different times. Thus, advertising can be targeted more effectively, thereby maximizing advertising impact and revenues.

PROGRAMMING

      Content programming acquired by us can be divided into two distinct categories: (1) news, weather and sports programming and (2) general interest features. On March 24, 2004 we announced that TNCI UK had entered into a content supply contract with Independent Television News Limited of London (ITN), a leading international news organization. Under the contract, ITN will provide a comprehensive national and international news service on an exclusive basis to be shown on TNX's commuter rail television service in the UK. The term of the contract is three years and can be extended by mutual agreement. We expect that the general interest items will be sourced from a range of production companies, mostly based in the UK, where there is a wide choice and competitive pricing. We expect that the content will be procured on the basis of captive audience pricing.

      As we expand into other countries, we will need to establish appropriate sources of content for such countries.

CUSTOMERS

      Our initial strategy is to target TOCs operating commuter rail lines in the UK. We have entered into a six year agreement with Central Trains Ltd., beginning in March 2004, to install our system in Central Trains' Birmingham commuter trains, representing approximately 18 million passenger journeys per year. We have also entered into letters of intent, giving us 12-month negotiating exclusivity, with Thameslink, South Central, Connex South Eastern, C2C, Silverlink, WAGN and Arriva Trains Wales. Collectively these TOCs represent over 50% of the UK commuter train market and 70% of the London commuter market. We have also begun discussions with the majority of the remaining TOCs in the UK.

      We expect to enter into agreements with additional UK-based TOCs with whom we currently have letters of intent during the second quarter of 2004 and begin installation and operations with these TOCs soon thereafter. If successful in the UK, we intend to expand our efforts into other suitable markets outside the UK, such as in continental Europe, the United States or East Asia. We do not expect to reach this point until calendar year 2005. We expect that with successful TNX systems in operation in the UK, the sales cycle in other markets would become shorter. We intend to pursue markets based on several market factors, including passenger demographics, average commute time, strategic partnerships, content availability, regulatory and legal issues, and technology and infrastructure requirements.

SALES AND MARKETING

      We are currently engaged in securing agreements with TOCs for the installation of our systems and soliciting advertisers for the commercial slots available during the content programming. We have one employee directly engaged in securing agreements with the TOCs and one employee managing the activities of third party specialist advertising sales house engaged in the sale of advertising space during our content programming.

      Prior to entering into the first contract, we conducted a demonstration in July 2003 to assess passenger reaction, generate market research data in support of sales, fine tune content and resolve any outstanding technical issues. One of the UK's largest independent market research firms oversaw the collection of passenger feedback. Such firm received nearly one thousand completed questionnaires and also conducted follow-up face-to-face interviews, as well as telephone calls with passengers. Results of the findings from these surveys are shared with prospective TOCs and advertisers as part of our marketing efforts.

      We are seeking advertisers for the advertising slots during our content programming. We expect to initially pay commissions to advertising agencies that we have engaged to sell advertising space. We are currently working together with Digital Media Sales Ltd., a UK-based independent media sales house, to market the opportunity to both media buyers and outdoor media specialists.

MANUFACTURING

      We do not manufacture any of the equipment used in the TNX system. We are, however, responsible for the overall integration of the various elements of the system.

      We purchase most of the hardware for our system, manufactured to our specification, from Linsang Manufacturing, Inc., a company based in Beltsville, Maryland, pursuant to a supply agreement entered into in September 2003. Linsang is an integrated provider of electronic manufacturing services, which was founded by a group of professionals from Yurie Systems and Lucent Technologies, which provides us with a nimble, single, "turn-key" source for the design, development, integration and delivery of interactive broadband entertainment and information systems on trains. Linsang's services include design realization services and quality production services including integration and testing, repair and maintenance and field asset management. Pursuant to the agreement, we are guaranteed certain pricing through December 31, 2005. The agreement provides us favorable payment terms for up to $6 million worth of equipment if ordered by September 30, 2004. In addition, we have an exclusive arrangement with Linsang whereby it cannot enter the railway market with any products competitive to ours, assuming that we are compliant with the terms of the agreement. This stipulation applies for the duration of our relationship with Linsang which at a minimum will be until December 2005.

      Other railway related hardware is sourced from established providers of such equipment within the railway industry.

RESEARCH AND DEVELOPMENT

      Our research and development activities are focused on the development of wireless communication and data transmission systems with particular focus on integrating the encoding of digital data with satellite transmission technology to achieve broadcast quality programming. We are currently working to adapt established technology to meet the stringent regulatory requirements of both rail vehicles and the railroad infrastructure.

COMPETITION

      Currently, we have not identified any direct competitors to our company in the UK commuter rail market. There is a system installed on Heathrow Express (serving London to Heathrow Airport), which employs DVD, rather than server based technology. We do not view DVD-based technology as true competition as it is unable to provide near "real-time" programming. To the best of our knowledge, the Heathrow system has not been updated since installation nearly six years ago. The railway industry has historically been divided into equipment suppliers and train operators. The TNX system is a hybrid and, as a result, unique in its offering as it brings together hardware, support, communications, content and advertising in a single package.

      We may face potential future competition as the market develops for our products. There are no meaningful intellectual property barriers to prevent competitors from entering into this market, and we cannot assure that a competitor with greater resources than us will not enter into the market. These competitors may have vastly larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources.

INTELLECTUAL PROPERTY

      We will rely on copyright, trade secret and trademark law, as well as provisions in our license, supply and other agreements in order to protect our intellectual property rights. We have registered the TNX name and logo as a UK trademark. As part of the supply agreement with Linsang which requires the supply of hardware according to our specifications and the development contract with NIIT Ltd., a diversified global IT services company, we retain the intellectual property rights for the system developed for the TNX system. We do not have any patents or pending patent applications. All of our employees have a non-disclosure provision included in their service agreements.

GOVERNMENT REGULATION

      We are not classified as a broadcaster, but as the provider of captive audience programming. As a result, we are not subject to government legislation designed to control broadcasters. As we offer advertising, however, we will have to comply with the self-regulation standards relating to advertising in the UK and, if we expand to other countries, we may have to comply with similar regulations in other countries.

EMPLOYEES

      As of March 1, 2004, we had a total of 22 full-time employees. Of these 22 employees, we have three employees, including our Chief Executive Officer and Vice President of Business Development, based in the United States and the others are located in the United Kingdom. In the UK, in addition to the Managing Director of TNCI UK, a total of 12 individuals are engaged in Operations/Engineering, three are in finance, two in sales and marketing and media management and one provides administrative support.

      We also have a license for office facilities for two staff members based in London. The accommodation is terminable on three months' notice. We are also seeking to enter into a five-year lease for a warehouse and workshop facility in Derby, England.

CORPORATE HISTORY

      TNX Television Holdings, Inc., is a Delaware corporation and operates through its wholly-owned subsidiary, TNCI UK, Ltd. ("TNCI"). In October 2003, TNX Television, Inc. ("TNX TV") was established and on October 23, 2003 merged with TNCI UK, Ltd. TNCI was formally established in the United Kingdom as a corporation registered under the laws of England and Wales in September, 1999 to develop, install and operate screens providing captive audience information and entertainment based programming specifically for the passenger rail market.

      Pursuant to TNCI's merger with TNX TV, the shareholders of TNCI received 25,136,708 shares of TNX TV in exchange for all of the outstanding shares of TNCI or 21,349,884 shares. In addition, options and warrants to purchase 5,366,833 common shares of TNCI were exchanged for options and warrants to purchase 6,334,076 shares of common stock of TNX TV. Upon completion of the merger, TNCI became a wholly-owned subsidiary of TNX TV. At the merger date, 100,000 shares of TNX TV common stock were issued to an unaffiliated consultant for services rendered in conjunction with the merger. As a result, a charge of $25,000 was recorded for these services.

      On November 13, 2003, a wholly-owned subsidiary of SZM Distributors, Inc. ("SZMD"), a Nevada corporation, SZMD Acquisition II, Inc., ("Acquisition Subsidiary"), merged with and into TNX TV. TNX TV became a wholly-owned subsidiary of SZMD in a transaction accounted for as a reverse acquisition of SZMD by TNX TV. Prior to the reverse merger, SZMD was a non-operating public shell corporation with nominal assets. In accordance with the terms of the merger, the stockholders of TNX TV exchanged all of the issued and outstanding shares of TNX TV at a one for one ratio for 28,665,924 shares of SZMD's common stock. The holders of options and warrants to acquire 6,334,076 shares of TNX TV's common stock exchanged their options and warrants for options and warrants to acquire 6,334,076 shares of SZMD's common stock, and the 1,000 issued and outstanding shares of Acquisition Subsidiary common stock were converted into 1,000 shares of TNX TV common stock.

      Prior to the merger with TNX TV, loans to TNCI amounting to $857,305, which included accrued interest of $31,305, were converted into 3,429,216 shares of common stock of SZMD at a rate of $.25 per share.

      TNX TV's stockholders acquired direct and beneficial ownership and control of approximately 67% of SZMD's outstanding common stock. The transaction was accounted for as a reverse acquisition whereby, for accounting purposes, TNX TV is considered the accounting acquirer and the historical financial statements of TNX TV became the historical financial statements of SZMD.

      In conjunction with the merger, SZMD completed a $1,000,000 equity private placement of 4,000,000 shares of SZMD's common stock at $.25 per share. The private placement was issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The proceeds, net of expenses totaling $111,963, were used to satisfy outstanding liabilities of SZMD and to provide working capital for the combined entity.

RECENT DEVELOPMENTS

      On January 7, 2004, we completed a private placement in which we issued 3,150,000 shares of our common stock in exchange for $2,850,000. The private placement was exempt from the registration requirements pursuant to Regulation S under the Securities Act. The proceeds were used to repay certain loans made to us in December 2003 and to provide working capital for the combined entity.

      On February 12, 2004, at a special meeting of stockholders, our stockholders approved (i) the change of our state of incorporation from Nevada to Delaware and our corporate name to TNX Television Holdings, Inc. by means of a merger with and into TNX Television Holdings, Inc., a Delaware corporation and our newly formed wholly-owned subsidiary, and (ii) the 2004 Employee, Director and Consultant Stock Option Plan. The reincorporation merger was consummated on February 17, 2004.

      In addition, we changed our Over-the-Counter Bulletin Board stock symbol for our common stock from "SZMD" to "TNXT." We plan to initiate the process of applying to list our common stock on the American Stock Exchange (AMEX) in the United States and are considering the benefits a listing on the Alternative Investment Market (the AIM) of the London Stock Exchange. The AIM is the London Stock Exchange's global market for small growing companies.

ITEM 2.   DESCRIPTION OF PROPERTY

      Our corporate headquarters are located in the Center City section of Philadelphia, Pennsylvania in approximately 2,094 sq. ft of office space based on a tenancy at will agreement. Monthly lease payments are $3,315 per month plus electric and operating charges. Our operating subsidiary, TNCI UK, Ltd., occupies approximately 6,000 square feet of office space in Derby, England based on a tenancy at will agreement. Monthly lease payments under this lease are approximately $8,750 per month. We are currently negotiating with the landlord's agent to enter into a more formal lease for a period of five years. If we are unsuccessful in negotiating for a more permanent lease at such location, we believe that suitable space will be readily available at other locations.

ITEM 3.   LEGAL PROCEEDINGS

      We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

      Our $0.001 par value common stock is traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board (the Bulletin Board) under the symbol "TNXT" (formerly "SZMD"). The following table sets forth, for the fiscal quarters indicated, the range of high and low bid quotations for the common stock. The bid quotations reflected prior to November 12, 2003, the date on which we merged with SZMD Acquisition II, Inc., a wholly-owned subsidiary of SZM Distributors, Inc., which was traded under the symbol "SZMD", represent the high and low bid quotations of the common stock of SZM Distributors, Inc. on the Bulletin Board. The prices reflected on and after November 12, 2003 represent the high and low bid quotations of our common stock on the Bulletin Board. These quotations have been obtained from the Bulletin Board and reflect inter-dealer prices (in dollars), without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

-----------------------------------------------------------------
Calendar Year 2004              High              Low
------------------           --------          --------
First quarter                $   3.00          $   1.90

Calendar Year 2003              High              Low
------------------           --------          --------
Fourth quarter               $   2.50          $   0.55

Third quarter                    0.74              0.55

Second quarter                   0.02              0.02

First quarter                    0.01              0.01

Calendar Year 2002              High              Low
------------------           --------          --------
Fourth quarter               $   0.00          $   0.00

Third quarter                    0.00              0.00

Second quarter                   0.00              0.00

First quarter                    0.00              0.00

         On March 31, 2004, the high and low bid prices per share of common stock reported by the Bulletin Board were $2.20 and $2.20, respectively.

(b)  HOLDERS

      As of March 29, 2004, there were 50 holders of record of the Common Stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

(c)  DIVIDENDS

      We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business.

(d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table sets forth information regarding outstanding options, warrants and rights, and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2003. Our stockholders approved the 2004 Employee, Director and Consultant Stock Option Plan in February 2004.

---------------------------- --------------------------- --------------------------- ------------------------------

       Plan Category           Number of securities to   Weighted average exercise       Number of securities
                              be issued upon exercise       price of outstanding        remaining available for
                              of outstanding options,      options, warrants and         future issuance as of
                             warrants and rights as of             rights            December 31, 2003 (excluding
                                 December 31, 2003                                      securities reflected in
                                                                                              column (a))
---------------------------- --------------------------- --------------------------- ------------------------------
                                        (a)                         (b)                           (c)
---------------------------- --------------------------- --------------------------- ------------------------------

Equity compensation plans                0                           --                            0
approved by security
holders

---------------------------- --------------------------- --------------------------- ------------------------------

Equity compensation plans                0                           --                            0
not approved by security
holders

---------------------------- --------------------------- --------------------------- ------------------------------

TOTAL                                  0 (1)                        (1)                            0
---------------------------- --------------------------- --------------------------- ------------------------------

---------------
(1) The above table does not include options to purchase an aggregate 5,909,378 shares of our common stock at a weighted average exercise price of $.147 per share which were assumed by us in connection with the reverse merger between TNX TV and SZMD. Pursuant to the merger agreement, all outstanding options and warrants to purchase shares of TNX TV common stock were exchanged or converted into options and warrants to purchase shares of SZMD's common stock on the same terms and conditions as were in effect prior to the effective time of the merger. The options and warrants issued with respect to such exchanged options and warrants are exercisable for such number of shares of SZMD's common stock equal to the number of whole shares of TNX TV common stock subject to each such exchanged option or warrant immediately prior to the effective time of the merger. Following the merger, options and warrants to purchase an aggregate of 6,334,076 shares of common stock at prices ranging from $0.129 to $0.25 were outstanding, all of which were exchanged or converted in the merger. Of such options and warrants converted in the merger, options and warrants to purchase an aggregate of 5,909,378 shares of common stock were outstanding as of December 31, 2003. In the future, we intend to only issue options under our 2004 Employee, Director and Consultant Stock Option Plan approved by our stockholders in February 2004.

      Prior to the merger, TNCI UK Ltd. issued the options and warrants listed below without the approval of security holders. All such options and warrants were subsequently converted into options and warrants to purchase shares of TNX Television, Inc, common stock. Pursuant to the merger, all such options and warrants converted into options and warrants to purchase shares of our common stock. The number of shares and the exercise prices set forth below relating to such options and warrants reflect such conversions.

      On July 1, 2002, Ocean Castle Partners ("Ocean Castle"), of which Irwin Gross, our Chairman and Chief Executive Officer, is the principal and has sole voting and dispositive power, was issued options to purchase 1,745,000 shares of common stock at an exercise price of $.129, representing, at the time, for a 5% interest in TNCI UK, in connection with the rendering of consulting services. The warrants expire on June 30, 2009. As part of such consulting arrangement, Ocean Castle subsequently transferred 248,211 and 170,589 of such options to David Shevrin and Lance Silver, respectively, employees of Ocean Castle at the time.

      On January 2, 2002, certain key employees of TNCI UK Ltd were granted warrants to purchase an aggregate of 20,575 shares of common stock at an exercise price of $0.129 per share. The options expire on January 1, 2009. On July 1, 2002, certain key employees of TNCI UK Ltd were granted options to purchase an aggregate of 2,505,536 shares of common stock at an exercise price of $0.129 per share. The options expire on June 30, 2009.

      On July 2, 2002, warrants to purchase 887,830 shares of common stock were granted to a now former director as compensation for board and consulting services. The warrants vested equally over a 36 month period, are exercisable at $0.25 per share and expire on July 1, 2008. Upon the director's resignation from the board in November 2003, 463,132 shares of common stock had vested.

      In May 2003, Ocean Castle was issued warrants to purchase 398,103 shares of common stock at an exercise price of $0.129 per share. Such warrants expire on October 1, 2008. In September 2003, Ocean Castle was issued warrants to purchase 327,047 shares of common stock at an exercise price of $0.25 per share. Such warrants expire on August 30, 2009. All of such warrants were issued in consideration for introducing investors to TNCI UK Ltd.

      In September 2003, a consultant was issued warrants to purchase 135,039 shares of common stock at an exercise price of $0.25 per share in consideration for introducing investors to TNCI UK Ltd. Such warrants expire on August 30, 2009.

      In August 2003, David Shevrin, one of our current officers was issued warrants to purchase 270,795 shares of common stock at an exercise price of $0.129 per share as compensation for consulting services. Such warrants expire on August 30, 2006.

      In consideration for a loan made to TNCI UK Ltd, which was subsequently repaid, Stephen Ollier, one of our directors and an officer of TNCI UK Ltd, was issued warrants in August 2001 to purchase 44,151 shares of common stock at an exercise price of $0.130 per share. Such warrants expire on July 31, 2007.

      Except for the transactions with Gross Investments, Platinum Partners Global Macro Fund, LP ("Platinum"), Ocean Castle and Belgravia Investment Partners, LP ("Belgravia"), there have been no transactions between us and any officers, directors or five percent security holders. To our knowledge, except for the transactions with Gross Investments, Platinum, Ocean Castle and Belgravia, there are no business relationships between any of our directors or nominees for director and us, nor have any such relationships existed during our last fiscal year. To our knowledge, no directors or nominees for director have been in debt to us.

      We believe that all of the transactions above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans between us, our officers, principal stockholders and our affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested directors and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

(e) RECENT SALES OF UNREGISTERED SECURITIES.

      During the fiscal year ended December 31, 2003, we sold the following unregistered securities:

      In connection with the merger, we completed a private placement of 4,000,000 shares of our common stock at a price of $0.25 per share. We received gross proceeds from the private placement of $1,000,000 and net of expenses of $111,963. These securities were issued in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

      Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

      In this Section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to TNX Television Holdings, Inc., and our consolidated subsidiary TNCI UK, Ltd.

BUSINESS OVERVIEW

      We  are  engaged  in  the  development,   installation  and  operation  of
in-carriage broadcast systems on commuter railways. We have developed an integrated solution for railway commuter services that delivers news, entertainment and information programming to passengers via the operation of an in-carriage broadcast system (the TNX system). We believe that we are the only company in the UK, currently with a total solution for in-train television broadcasting. Our business model is designed to make the adoption of the system very simple for railway companies. We develop, install, maintain and finance all of the necessary equipment on the trains. We also provide all content programming and revenue generation management. We intend to generate revenues by selling commercial time to advertisers that would be broadcast during the programming similar to conventional television broadcasting. In return, we pay the train operator a negotiated fee for the concession rights to install the TNX system on their trains. We believe that installation of our TNX system offers considerable benefits to train operators beyond the additional revenues they would receive, including the ability to offer a more entertaining passenger experience and enhanced communication of information to passengers.

      We believe that the success of our business model is predicated upon the accomplishment of the following objectives by us: (1) implementing a cost-effective technology system that meets regulatory approval and performs reliably on the trains, (2) securing contracts with train operating companies
(TOCs), (3) sourcing compelling and engaging content and (4) securing advertisers at competitive market rates.

      Our initial focus is on commuter train lines in the United Kingdom, where we already have exclusive commercial relationships for the provision of our TNX system with a number of the privately owned TOCs, including a definitive six-year agreement with Central Trains Ltd. ("Central Trains") and letters of intent with other TOCs. We have focused on the UK market, because the privatized environment has made train operators more innovative and receptive to offering the railway passenger a better travel experience.

      If the implementation of our system is successful, we plan to expand into other markets in the second half of 2005, with targeted installation beginning in 2006. Other markets will be evaluated based on several criteria, including: number of passenger journeys per year, average journey length, passenger demographics, concentration of riders per journey, regulatory environment, competition, technology issues, strategic partnership opportunities and strength of advertising market, among others.

      Currently, we have entered into a six year agreement with Central Trains beginning in March 2004 to install our system in Central Trains' Birmingham commuter services, representing approximately 18 million passenger journeys per year. We have also entered into letters of intent, giving us 12-month negotiating exclusivity, with seven other TOCs. Collectively, these TOCs represent over 50% of the UK commuter train market and over 70% of the London commuter market.

      We are in the process of seeking to enter into definitive agreements with the TOCs that have signed letters of intent (LOI). Once the system is fully operational with our first TOC, we believe that we will be able to convert several of our existing LOIs into definitive agreements on an accelerated basis. We believe that as a "first mover" we have a significant competitive advantage in the market. Additionally, as we gain critical mass, we expect advertisers to show a greater interest in showing commercials or sponsoring programming content on our system.

      We have conducted a pilot phase of the TNX system on both the Birmingham and London commuter train networks, from which customer feedback has been extremely positive. Based on the results of a leading independent research firm, we found that the advertising recall rate during the pilot phase compared quite favorably with other mediums, including television. Furthermore, the UK commuter market is made up disproportionately of passengers with very desirable demographics - upscale, well-educated, 18 to 44 years old, who in general are more difficult for advertisers to reach because they watch less television than the population, as a whole. We believe the TNX system presents advertisers a new, effective means to reach a captive group with highly desirable demographics. We are currently working together with a leading UK independent media sales house to market the opportunity to both media buyers and outdoor media specialists.

      We have entered into a content supply contract with ITN, a leading international news organization, to provide us comprehensive national and international news service on an exclusive basis to be shown on TNX's commuter rail television service in the UK. The term of the contract is three years and can be extended by mutual agreement. The content provided to us pursuant to this agreement will represent a significant portion of the content we expect to procure for the UK commuter market. We expect that the general interest items will be sourced from a range of production companies, mostly based in the UK, where there is a wide choice and competitive pricing.

      At the present time we are purchasing and plan to purchase in the near term the on-train equipment with equity raised from investors. Based on our discussions with leading equipment financing companies, we expect that by the first half of 2005 to have demonstrated to their satisfaction that our business model is sustainable and will generate sufficient funds to pay for the equipment on a financing basis out of cash flows from operations.

RESULTS OF OPERATIONS

      SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

      REVENUES

      During the six months ended December 31, 2003 and December 31, 2002, we recorded no operating revenues. We expect to begin generating revenues from our advertising-based sales model by the second quarter of 2004. We expect that our revenues will initially consist of sales of commercial time to advertisers interspersed during our general programming content shown to train passengers.

      OPERATING EXPENSES

      During the six months ended December 31, 2003, our direct and operating expenses were $2,077,042, as compared to $1,205,578 for the six months ended December 31, 2002, an increase of 72%. This increase was primarily due to additional expenditures related to our first TOC contract, which included increased staff required and associated overhead, increased market research, which included two on-train product trials, and added corporate costs associated with becoming a public entity, including increased professional services fees, such as legal and accounting fees.

      Our general and administrative expenses for the six months ended December 31, 2003 totaled $1,229,028, as compared to $740,065 for the six months ended December 31, 2002, a 66% increase. Such increase was primarily due to the expansion of general and administrative expenses to meet the needs of our first and future TOC contracts. We do not believe that a proportionate increase will be required for future contracts with TOCs. However, we do expect our general and administrative expenses to increase in future periods due to higher costs for our directors and officers' liability insurance and significantly higher legal and accounting costs relating to our being a public company.

      During the six months ended December 31, 2003 and December 31, 2002, we did not have any research and development costs. We currently have no budget for research and development. We are, however, looking into new products to support our existing product line. Funding sources, however, would need to be developed to support those activities.

      During the six months ended December 31, 2003, our sales and marketing costs were $178,369, as compared to $92,884 for the six months ended December 31, 2002, an increase of 92%. This increase was primarily due to expanded market research and product trials that we conducted with three TOCs.

      During the six months ended December 31, 2003, we did not grant any stock options. During the six months ended December 31, 2002, we granted options to purchase a total of 4,713,668 shares of our common stock, of which 3,139,257 options were granted to key employees and current and former directors and 1,574,411 options were granted to Ocean Castle Partners, an entity controlled by Irwin Gross, our Chairman, Chief Executive Officer and President, and certain other unaffiliated consultants. The options granted to Ocean Castle Partners and other consultants were valued at $81,000, the fair market value of the options based on the Black-Scholes option pricing model.

      During the six months ended December 31, 2003, we granted warrants to purchase an aggregate of 732,881 shares of our common stock to the following parties: Ocean Castle Partners, David Shevrin, one of our officers, and an unaffiliated consultant. These warrants were valued at $37,000, the fair market value of the warrants based on the Black-Scholes option pricing model. We also issued 100,000 shares of stock to an unaffiliated consultant for services related to the merger. These shares were valued at $25,000. During the six months ended December 31, 2002, we did not grant any warrants.

      INTEREST EXPENSE AND INTEREST INCOME, NET

      During the six months ended December 31, 2003, our interest expense and interest income, net, were $37,525 and $705, respectively, as compared to $345 and $1,481 for the six months ended December 31, 2002. Our interest expenses were related to interest paid on our investor and corporate office loans and our interest income, net, was comprised of accrued interest on our bank deposits.

      YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

      REVENUES

      During the year ended June 30, 2003, we recorded $0 in operating revenues, as compared to $44,474 during the year ended June 30, 2002, a 100% decrease. Our revenues during the period ending June 30, 2002 were derived from recharging certain costs to a supplier.

      OPERATING EXPENSES

      During the year ended June 30, 2003, our operating expenses totaled $2,571,346, as compared to $1,450,834 for the year ended June 30, 2002, an increase of 77%. This increase was primarily due to the expansion of our operations through the procurement of our first contract and the hiring of additional engineering and project management personnel.

      Our general and administrative expenses for the year ended June 30, 2003 totaled $1,634,520, as compared to $769,926 for the year ended June 30, 2002, an increase of 112%. Our general and administrative expenses during these periods mostly consisted of expenditures on office rent, and professional fees. This increase over the comparable period was primarily due to the use of consultants and marketing research related to our initial TOC contract.

      During the years ended June 30, 2003 and June 30, 2002, we did not have any research and development costs. We currently have no budget for research and development. We are, however, looking into new products to support our existing product line. Funding sources, however, would need to be developed to support those activities.

      During the year ended June 30, 2003, our sales and marketing expenses were $75,692, as compared to $93,683 during the year ended June 30, 2002, a decrease of 19%. This decrease was primarily due to the untimely death of our Sales and Marketing Director and the time it took to fill his position.

      During the year ended June 30, 2003, we granted options to purchase a total of 4,713,668 shares of our common stock, of which 3,139,257 options were granted to key employees and current and former directors and 1,574,411 options were granted to Ocean Castle Partners and certain other unaffiliated consultants. The options granted to Ocean Castle Partners and other consultants were valued at $81,000, the fair market value of the options based on the Black-Scholes option pricing model. During the year ended June 30, 2002, we did not grant any stock options.

      During the year ended June 30, 2003, we granted warrants to purchase 398,103 shares of our common stock to Ocean Castle. These warrants were valued at $20,000, the fair market value of the options based on the Black-Scholes option pricing model. During the year ended June 30, 2002, we granted warrants to purchase a total of 64,726 shares of our common stock to employees.

      INTEREST EXPENSE AND INTEREST INCOME, NET

      During the year ended June 30, 2003, our interest expense and interest income, net, were $3,711 and $2,513, respectively, as compared to $1,244 and $4,313 for the year ended June 30, 2002. Our interest expenses were related to interest paid on our commercial loans and our interest income, net, was comprised of accrued interest on our bank deposits.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. At December 31, 2003, we had a working capital deficiency (current assets less current liabilities) of $1,543,460, as compared to a working capital deficiency of $110,882 as of December 31, 2002. At June 30, 2003, we had a working capital deficiency of $846,607, as compared to working capital of $211,163 as of June 30, 2002. We anticipate that we will continue to incur operating and net losses for the foreseeable future.

      At December 31, 2003, we had cash, cash equivalents and short-term deposits of $90,947, as compared to $57,544 at December 31, 2002. At June 30, 2003, we had cash, cash equivalents and short-term deposits of $127,865, as compared to $421,165 at June 30, 2002. As of June 30, 2002, we had just recently secured a significant equity infusion of $1,100,000 from an unaffiliated third party investor.

      Capital expenditures for the six months ended December 31, 2003 were $369,140, as compared to capital expenditures of $4,241 for the six months ended December 31, 2002. This capital investment represents expenditures made on product development and equipment required for the first TOC contract. This increase was primarily due to our investment in computer equipment. We have outstanding capital commitments of $1,900,000 for the purchase of product and equipment required for our first TOC contract. Capital expenditures for the year ended June 30, 2003 were $4,388, as compared to capital expenditures of $39,731 for the year ended June 30, 2002. This decrease was primarily due to a change in our policy with respect to small items of office equipment, which was due to a change in tax laws in the UK.

      We generated negative cash flow from operating activities of $1,284,953 during the six months ended December 31, 2003, as compared to $961,664 during the six months ended December 31, 2002. This increase in negative cash flow was primarily due to our expansion of the organization and associated overhead related to performing our initial TOC contract, increased market research, which included two on-train product trials, and added corporate costs associated with becoming a public entity, including increased professional services fees, such as legal and accounting fees. We generated negative cash flow from operating activities of $1,911,853 during the year ended June 30, 2003 and $992,436 during the year ended June 30, 2002. This increase in negative cash flow was primarily due to increased general and administrative expenditures associated with expanding the organization to deliver on our first TOC contract.

      To date, we have financed our operations with cash from financing activities totaling approximately $5,407,570. As of December 31, 2003 we had no bank line of credit and had $485,000 in commercial loans. The principal, which amounted to $435,000 plus applicable interest fees and transaction charges was repaid in January 2004.

      We are currently negotiating a private placement of $10 million of a newly issued Series A convertible preferred stock and warrants to purchase common stock, which we expect to close by the end of April 2004. Until we close on such equity financing, we are funding operations through bi-weekly bridge loans obtained by management. We expect to begin to generate cash from our advertising-based sales model in the third quarter of fiscal 2004 and these revenues will grow as our installation base increases and a greater market acceptance of our medium as a viable outlet for advertisers exists. We believe the combination of the equity financing and cash generated from operations will provide sufficient cash resources to finance our operations and projected expansion of our marketing and research and development activities for the next twelve months. If, however, we are in a position to accelerate the installation of equipment in connection with new contracts with other TOCs that we do not currently anticipate and/ or the revenues generated from our advertising-based sales model are less than our current forecast, it is possible that we would require more funds sooner than presently anticipated. In such event, we would need to obtain additional funds and cannot assure you that we will be able to do so on favorable terms, if at all.

      The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company, which is in the development stage, has suffered recurring losses from operations and has a net capital deficiency. These factors raise substantial doubt about whether the Company has the ability to continue as a going concern.

TABLE OF CONTRACTUAL OBLIGATIONS

      The following table sets forth our future contractual obligations as of December 31, 2003. Such obligations include the purchase of equipment to satisfy our initial TOC contract and automotive lease payments.

                                PAYMENTS DUE BY PERIOD
                      -----------------------------------------
     CONTRACTUAL                  LESS THAN 1   1-3      3-5       MORE THAN 5
     OBLIGATIONS      TOTAL       YEAR          YEARS    YEARS     YEARS
     -------------    --------    -----------   -------- -------   -------
     Notes Payable    $485,000    $485,000           $0       $0       $0
     Operating Lease   $91,253     $41,954      $43,044   $6,255       $0
     Obligations
     Purchase       $1,900,000  $1,900,000           $0       $0       $0
     Obligations
          TOTAL     $2,476,253  $2,426,954      $43,044   $6,255       $0

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

      There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 that are expected to have a material impact on our financial reporting.

CRITICAL ACCOUNTING POLICIES

      Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of income tax assets and liabilities.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of nondiscounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

ACCOUNTING FOR INCOME TAXES

      We account for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

      The ability to recognize the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We have used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      EXCHANGE RATE SENSITIVITY

      We incur expenses for our operations in the United Kingdom in British pounds sterling and translate these amounts into United States dollars for purposes of reporting consolidated results. We have not engaged in foreign currency hedging transactions for the fiscal year ended December 31, 2003. There can be no assurance that a sudden and significant decline in the value of the British pound sterling would not have a material adverse effect on our financial condition and results of operations.

      INTEREST RATE SENSITIVITY

      We have not invested in marketable securities. We had outstanding notes payable of $485,000 as December 31, 2003, of which $435,000 was repaid in January 2004.

RISK FACTORS

In addition to the other information included in this annual report, you should consider the following risk factors. This annual report contains forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may affect our business and prospects. Our results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors that are listed below or discussed elsewhere in this annual report and our other filings with the Securities and Exchange Commission.

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE US.

      TNCI UK Ltd., our operating subsidiary, was formally established in the United Kingdom in September 1999. As a result, we have only a limited operating history on which you can evaluate us and our potential. Our revenue and income potential are unproven. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets. These risks and difficulties include our ability to:

      o     execute business and marketing strategies;

      o secure necessary advertising revenues to achieve business plan targets;

      o develop or upgrade our products, technology or business processes to meet market demand;

      o     develop  our   infrastructure   and  attract  and  retain  qualified
            personnel; o attract and maintain TOCs and other customers;

      o provide customer support, personnel and facilities to support our business;

      o     establish and maintain strategic relationships;

      o     respond  effectively to competitive and technological  developments;
            and

      o     anticipate and respond to delays in the  development of products and
            systems,   unanticipated  costs,  uncertain  market  conditions  and
            adverse changes in technology.

      We cannot predict with any certainty the degree of success we will have in achieving our business objectives.

WE HAVE A  HISTORY  OF  OPERATING  LOSSES  AND WE MAY NOT BE  PROFITABLE  IN THE
FUTURE.

      We have incurred substantial losses and negative cash flows since our inception. We had an accumulated deficit of approximately $7,689,408 at December 31, 2003 and incurred net losses of approximately $2,572,544 for the year ended June 30, 2003 and $2,113,862 for the six months ended December 31, 2003. We expect to have net operating losses and negative cash flows for the foreseeable future, and expect to spend significant amounts of capital to purchase capital equipment, install and operate our TNX systems, enhance our products and services, develop further sales and operations, and fund expansion. Our success will ultimately depend on our ability to generate revenues from advertising, sufficient to finance our business development and marketing activities with revenues from operations instead of outside financing. We will need to generate significant advertising revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

      The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company, which is in the development stage, has suffered recurring losses from operations and has a net capital deficiency. These factors raise substantial doubt about whether the Company has the ability to continue as a going concern.

BECAUSE THERE CAN BE NO GUARANTEE THAT FUTURE FINANCINGS WILL BE AVAILABLE TO US, WE CANNOT ENSURE THAT WE WILL BE ABLE TO OBTAIN THE CAPITAL NECESSARY TO IMPLEMENT OUR PLAN OF OPERATION.

      We do not currently generate cash to fund our operations. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from net proceeds of recent private placements and future public or private financings. Accordingly, we contemplate seeking to raise funds in the future through, or from other sources. There can be no assurance that the necessary additional financing will be available to us or available on acceptable terms. If additional funding is not available to us when needed, we may be required to curtail our installation plans and our business and financial condition could be materially adversely affected. We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our then-current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the existing holders of our common stock. Further, we may have to raise substantial additional capital thereafter if changes in our commuter railway installation plans cause unexpected large future capital expenditures.

WE NEED ADDITIONAL CAPITAL IN THE IMMEDIATE FUTURE.

      Since our inception, we have incurred significant losses and negative cash flow from operations. As of December 31, 2003, we had an accumulated deficit of approximately $7.7 million. At December 31, 2003 our principal source of liquidity was approximately $91,000 in cash and cash equivalents. We need additional capital in the immediate future in order to continue operations.

      We are currently negotiating the private sale of $10 million of a newly issued Series A convertible preferred stock and warrants to purchase common stock. Management has arranged for bridge financing loans to carry the company until the closing of the anticipated private placement. Such bridge financing will be obtained on a bi-weekly basis until the funding is concluded, which is expected to occur by the end of April 2004.

      There can be no assurance that the contemplated financing will be completed on the terms currently being negotiated or at all. The contemplated financing is subject to a number of conditions, including, but not limited to, the execution of definitive financing documentation.

      These conditions raise substantial doubt about our ability to continue as a going concern and if we are unable to obtain additional capital as needed, we may be required to cease operations altogether. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

WE DO NOT HAVE A DIVERSE PORTFOLIO OF PRODUCTS AND IF OUR LIMITED PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

      Our success will be determined by the market acceptance of our TNX system. Demand for our TNX system could be affected by numerous factors outside our control, including, among others, market acceptance by TOCs and other prospective customers, the introduction of new or superior competing technologies or products that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our products may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future.

OUR SUCCESS IS DEPENDENT UPON ADVERTISING REVENUES, THE ABSENCE OF WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      We expect to derive most of our revenues from advertisers purchasing commercial time during our content programming displayed on the TNX system. Although we are currently working with a UK-based independent media sales house and believe that the "captive audience" and their attractive demographic profile should be attractive to advertisers, we cannot assure that advertisers will purchase advertising from us. Because certain advertisers may discontinue or reduce advertising on our programming from time to time, we anticipate that we could experience fluctuations in operating results and revenues. The failure to attract and enter into new and/or additional agreements with advertisers and to derive significant revenues from these advertisers would have a material adverse effect on our business and financial results.

IN ORDER TO GROW OUR BUSINESS, WE MUST SECURE NEW INSTALLATIONS ON COMMUTER TRAINS AND MAINTAIN EXISTING INSTALLATIONS.

      Our growth is dependent upon our ability to increase the number of installation sites of the TNX system on commuter railway trains. If we increase our installation sites, we will have increased viewership and should be able to increase our advertising revenue. In addition, we believe that if we are able to increase our installation sites on commuter railway trains, it will become more difficult for a competitor to enter the market. The failure to increase or maintain installation sites would have a material adverse effect on our business and financial results.

WE RELY ENTIRELY ON OUTSIDE MANUFACTURERS FOR OUR KEY COMPONENTS.

      All of the LCD screens and other key components utilized in the TNX system are manufactured by outside companies. Our ability to enter new markets and sustain satisfactory levels of sales in each market will depend in significant part upon the ability of these companies to manufacture the components for introduction into our markets. There can be no assurance that we will be successful in entering into agreements with all of the manufacturers to maintain a constant supply of our key components. In addition, once we enter into such manufacturing contracts, we face the possibility that such contracts will not be extended or replaced. We anticipate that we can obtain in a timely manner alternative sources of supply for substantially all of our components and that the failure to extend or replace existing contracts would not have a material adverse effect on us, although there can be no assurance in this regard.

IF WE CANNOT ACQUIRE PROGRAMMING ON FAVORABLE TERMS TO US, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

      We have entered into a content supply contract with ITN, a leading international news organization, to provide us comprehensive national and international news service on an exclusive basis to be shown on TNX's commuter rail television service in the UK. The term of the contract is three years and can be extended by mutual agreement. The content provided to us pursuant to this agreement will represent a significant portion of the content we expect to procure for the UK commuter market. We believe that our ability to maintain access to news, weather and sports content and other programming on a regular, long-term basis, on terms favorable to us, is important to our future success and profitability. Our programming will consist primarily of music, news, information and entertainment. We are currently in negotiation with providers of local news and weather reporting in the UK, as well as general entertainment content. Our inability to acquire this programming on terms favorable to us or the termination of substantially all or a large number of programming agreements would have a material adverse effect on our business and financial results.

WE WILL HAVE TO KEEP PACE WITH NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE IN ORDER TO REMAIN COMPETITIVE IN THE MARKETPLACE.

      To remain competitive, we may need to enhance and improve our responsiveness, functionality and the features of the TNX system. The software, hardware, media and communications markets are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies, and the frequent and rapid emergence of new industry standards and practices any of which could render our products, technology or business model obsolete. Our success depends, in large part, on our ability to develop new technologies, products and services to enhance our existing products and to attend to the needs of an increasingly sophisticated marketplace. We may also need to respond to emerging industry standards and technological advances. Any failure to successfully develop and market products and services and product and service enhancements could have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS DEPENDS UPON THE PERFORMANCE OF OUR CUSTOMERS AND MEDIA PARTNERS, WHICH IS UNCERTAIN.

      Economic, governmental and industry factors outside our control affect us. Material risks relating to our customer companies include the following:

      o     passenger traffic declines;

      o     downturns in advertising spending; and

      o     lack of acceptance of our concept by the TOCs.

      If any of the foregoing items were to occur, we would generate less revenue from advertising than we anticipated.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN AND SUCH MISMANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY TO GROW.

      We anticipate a period of significant growth in connection with expansion of our marketing efforts and business. The resulting strain on our managerial, operational, financial, and other resources could be significant and could render our increased marketing efforts useless. Our ability to manage our growth effectively will require us to continue to improve our operations, financial and managerial controls, reporting systems and procedures. If we are successful in achieving our growth plans, such growth is likely to result in increased responsibility for our management. Our anticipated future growth will place a significant demand on our managerial, operational and financial resources due to:

      o The need to manage relationships with various strategic partners and other third parties;

      o Difficulties in hiring and retaining skilled personnel necessary to support our business;

      o     The need to train and manage a growing employee base; and

      o Pressures for the continued development of our financial and information management systems.

      If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES.

      We face potential future competition as the market develops for our products. We compete for advertisers with many other forms of advertising media, including television, Internet, radio, print, direct mail and billboard. There are no meaningful intellectual property barriers to prevent competitors from entering into this market, and we cannot assure that a competitor with greater resources than us will not enter into the market. These competitors may have vastly larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. In the event that the market for our products develops, additional competitors may enter the market and competition may intensify. Inability to compete with respect to the following factors could have a material adverse affect on our business: product performance, product features, reliability, hardware, product reputation, pricing, levels of advertising, availability and quality of customer support, and timeliness of product upgrades.

OUR   TECHNOLOGY-ORIENTED   SUPPLIERS'   PRODUCTS  COULD  EXPERIENCE   TECHNICAL
DIFFICULTIES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

      The products of certain of our technology-oriented suppliers are highly specialized and involve intricate technologies and electronic components that may be subject to technical difficulties. These technical difficulties could occur at any time as a result of component malfunction or some other reason. Although our technology-oriented suppliers generally utilize quality control procedures and test products before marketing them, there is no assurance that all defects will be identified. We believe that reliability will be an important consideration for customers of our suppliers. Failure to detect and prevent defects and design flaws in the products of these suppliers could adversely affect our business, financial condition and operating results.

WE ARE ENTERING A NEW INDUSTRY AND ARE UNCERTAIN OF MARKET ACCEPTANCE OF OUR BUSINESS MODEL.

      We, as opposed to the TOCs, are bearing most of the financial risk associated with the economics of our system. We are offering the TNX system free to our customers. Additionally, we expect to pay an annual fee to our customers tied to the number of passengers that view the system. In order to pay for the system and to earn profits, we will be seeking advertisers to purchase commercial time at certain rates. These rates are based on information collected by market professionals for mainstream and alternative or "ambient" media channels and are used for making forecasts for pricing our advertising on our system. There is no guarantee, however, that we will be able to sell these advertising slots or sell them at the rates we anticipate. Failure to do so could have a material adverse effect on our business and result in losses.

INTELLECTUAL PROPERTY ISSUES, GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD AFFECT OUR SUPPLIERS WHICH MAY HAVE AN ADVERSE AFFECT ON US.

      Intellectual Property. Our suppliers utilize certain proprietary technologies and other intellectual property that are valuable to them. They protect this intellectual property in a variety of ways, such as through patent, trademark and copyright law. In addition, our suppliers rely on confidentiality agreements with key employees to prevent disclosure of important intellectual property to third parties. There is no assurance that any of these protections will prove sufficient to prevent third parties from using our suppliers' intellectual property either through legal or illegal means. Use by third parties of intellectual property of one of our suppliers could adversely affect that supplier's business. In addition, we can give no assurance that any particular aspect of any of our suppliers' intellectual property will not be claimed to infringe the intellectual property rights of a third party. Intellectual property infringement litigation for or against any of our suppliers would likely have an adverse effect on that supplier's business.

      Government Regulation and Legal Uncertainties. Our suppliers are subject, both directly and indirectly, to various laws and governmental regulations relating to their businesses. Our suppliers that operate abroad are subject to the laws and regulations of foreign countries with which we are not familiar. We believe that our suppliers maintain compliance with these laws and regulations, and that, while there is expense incurred in doing so, these laws and regulations do not have a material impact on the operations of our suppliers; however, as a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact our suppliers' businesses, and, in turn, our business.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

      We will rely on copyright, trade secret and trademark law, as well as provisions in our license, supply and other agreements in order to protect our intellectual property rights. Although we intend to protect our intellectual property rights vigorously, there can be no assurance that these measures will be successful. Additionally, no assurance can be given that our intellectual property rights will not be challenged, invalidated or circumvented or that such rights will provide competitive advantages to us. The loss of protection with respect to our technology or other intellectual property could have a material adverse effect on our ability to compete successfully in our business.

IF WE RELY ON A BASE OF ONLY A FEW OF THE MAJOR TOC CUSTOMERS TO SERVE AS OUR VEHICLE FOR THE GENERATION OF A SIGNIFICANT PORTION OF OUR ADVERTISING REVENUES, THE LOSS OF ANY SUCH CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

      We anticipate being substantially dependent on a relatively small number of TOC customers during the next few years. Accordingly, the loss of any such customer, or any other customer, that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in advertising revenue such loss would represent.

OUR TOC CUSTOMERS MAY NOT HAVE THEIR FRANCHISES RENEWED OR EXTENDED, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

      Our business prospects could be adversely affected if one or several key UK TOCs with which we are currently negotiating have their franchises rescinded, not extended or not renewed. This action could cause delay in implementation of our business plan or even put at risk our investment in the capital infrastructure of a contract with the particular TOC.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE UNITED STATES DOLLAR AND THE BRITISH POUNDS STERLING MAY AFFECT OUR OPERATING RESULTS.

      We incur expenses for our operations in the United Kingdom in British pounds sterling ((pound)) and translate these amounts into United States dollars for purposes of reporting consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations, as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily pounds sterling, that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price. In addition, future currency exchange losses may increase if we become subject to exchange control regulations restricting our ability to convert local currencies into United States dollars or other currencies.

RISKS RELATED TO OUR COMMON STOCK

THERE HAS PREVIOUSLY BEEN A LIMITED ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK, AND OUR STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES, OR AT ALL.

      There has been active public market for our common stock for a limited time. An active public market for our common stock may not be sustained. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control.

      These factors include:

      o competitors entering the market of distribution of television programming on commuter railway trains;

      o the announcement of new products or product enhancements by us or our competitors;

      o changes in earnings estimates or recommendations by securities analysts;

      o     developments in our industry; and

      o general market conditions and other factors, including factors unrelated to our own operating performance.

      The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

      Additional risks may exist since we became public through a "reverse acquisition." Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of us in the future.

THERE ARE SIGNIFICANT COSTS ASSOCIATED WITH BEING A PUBLIC COMPANY, AND THOSE COSTS MAY BE MATERIAL TO OUR ABILITY TO BE PROFITABLE.

      As a result of the reverse acquisition, we became a publicly-traded company and, accordingly, are subject to the information and reporting requirements of the United States securities laws. The public company costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (SEC) and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained privately-held and did not enter into the reverse acquisition. In addition, we will incur substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of the shares issued in the reverse acquisition and the recent private placements.

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

      The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the Over-the-Counter Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE, AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

      Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to the registration of those shares or Rule 144, the number of shares of our common stock which are freely tradable will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. The shares of common stock issued in the reverse acquisition and the recent private placement are not subject to so-called "lock-up" agreements, which would restrict open market sales. In general, a person who has held restricted shares for a period of one year may, upon the filing with the SEC of a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS.

      Our officers, directors and principal stockholders control approximately 33% of our outstanding shares. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, AND THE LACK OF DIVIDENDS MAY HAVE A NEGATIVE EFFECT ON THE STOCK PRICE.

      We currently intend to retain our future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE ARE SUBJECT TO CRITICAL ACCOUNTING POLICIES, AND WE MAY INTERPRET OR IMPLEMENT REQUIRED POLICIES INCORRECTLY.

      We follow generally accepted accounting principles for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                           F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Stockholders' Equity                                           F-4

Statements of Cash Flows                                                     F-5

Notes to Consolidated Financial Statements                              F-6-F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
TNX Television Holdings, Inc.
Philadelphia, PA.

      We have audited the accompanying consolidated balance sheets of TNX Television Holdings, Inc. and subsidiaries (a development stage enterprise) as of June 30, 2003 and December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended June 30, 2003 and 2002 and for the six month period ended December 31, 2003. We have also audited the statements of operations, cash flows and changes in stockholders' equity (deficiency) for the period from September 23, 1999 (inception) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNX Television Holdings, Inc. and subsidiaries (a development stage enterprise) as of June 30, 2003 and December 31, 2003 and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002 for the six months ended December 31, 2003 and for the period from September 23, 1999 (inception) through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has working capital and net capital deficiencies at December 31, 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP
Philadelphia, PA
February 17, 2004


                          TNX TELEVISION HOLDINGS, INC.

                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                                             June 30              December 31
       ASSETS                                                                                 2003                   2003
                                                                                        ------------------     ------------------
Current assets

       Cash and cash equivalents                                                        $         127,865      $          90,947
       Prepaid expenses and VAT receivable                                                         76,250                143,556
                                                                                        ------------------     ------------------

       TOTAL CURRENT ASSETS                                                                       204,115                234,503

PROPERTY AND EQUIPMENT, net                                                                        45,970                407,044
                                                                                        ------------------     ------------------

TOTAL ASSETS                                                                            $         250,085      $         641,547
                                                                                        ==================     ==================

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

       Accounts payable and accrued expenses                                            $         604,423      $       1,292,963
       Notes payable                                                                              446,299                485,000
                                                                                        ------------------     ------------------

       TOTAL LIABILITIES                                                                        1,050,722              1,777,963
                                                                                        ------------------     ------------------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)
       Common stock, $.001 par value
            Authorized                                 50,000,000 shares
            Issued and outstanding as of
                 June 30, 2003                         25,136,709 shares
                 December 31, 2003                     42,665,924 shares                           25,137                 42,666
       Additional paid-in capital                                                               4,595,396              6,522,818
       Deficit accumulated during the development stage                                        (5,575,546)            (7,689,408)
       Accumulated other comprehensive income (loss)                                              154,376                (12,492)
                                                                                        ------------------     ------------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                   (800,637)            (1,136,416)
                                                                                        ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                 $         250,085      $         641,547
                                                                                        ==================     ==================


                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.

                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                                                  September 23,
                                                                                                                     1999
                                                                                                                  (inception)
                                                     Years ended June 30        Six months ended December 31        through
                                                ----------------------------    ----------------------------       December 31,
                                                    2003            2002            2003            2002              2003
                                                ------------    ------------    ------------    ------------    ------------
                                                                                                (Unaudited)

SALES                                           $       --      $     44,474    $       --      $       --      $     55,335
                                                ------------    ------------    ------------    ------------    ------------

DIRECT EXPENSES                                       44,260          61,132         142,111            --           378,592

OPERATING EXPENSES

       Salaries and employee related expenses        892,566         619,776         705,903         465,513       2,967,399
       General and administrative                  1,634,520         769,926       1,229,028         740,065       4,363,803
                                                ------------    ------------    ------------    ------------    ------------

       TOTAL DIRECT AND OPERATING EXPENSES         2,571,346       1,450,834       2,077,042       1,205,578       7,709,794
                                                ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                              (2,571,346)     (1,406,360)     (2,077,042)     (1,205,578)     (7,654,459)
                                                ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

       Interest income                                 2,513           4,313             705           1,481           7,531
       Interest expense                               (3,711)         (1,244)        (37,525)           (345)        (42,480)
                                                ------------    ------------    ------------    ------------    ------------

       TOTAL OTHER INCOME (EXPENSE), net              (1,198)          3,069         (36,820)          1,136         (34,949)
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS                                        $ (2,572,544)   $ (1,403,291)   $ (2,113,862)   $ (1,204,442)   $ (7,689,408)
                                                ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE                $      (0.12)   $      (0.14)   $      (0.07)   $      (0.06)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING               22,330,206       9,714,278      31,820,928      20,164,098
                                                ============    ============    ============    ============

                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

--------------------------------------------------------------------------------------------------------
                                                                      Common Stock            Additional
                                                                 -------------------------    Paid-in
                                                                     Shares       Amount      Capital
                                                                 -----------   -----------   -----------


BALANCE, SEPTEMBER 23, 1999 (INCEPTION)                               11,774   $         3   $      --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --            --            --

NET LOSS                                                                --            --            --
                                                                 -----------   -----------   -----------

BALANCE, JUNE 30, 2000                                                11,774             3          --



COMMON STOCK ISSUED MARCH 1, 2001                                  5,875,075         5,884     2,038,646

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --            --            --

NET LOSS                                                                --            --            --
                                                                 -----------   -----------   -----------

BALANCE, JUNE 30, 2001                                             5,886,849         5,887     2,038,646



COMMON STOCK ISSUED FEBRUARY 12, 2002                             10,122,614        10,123     1,389,877

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --            --            --

NET LOSS                                                                --            --            --
                                                                 -----------   -----------   -----------

BALANCE, JUNE 30, 2002                                            16,009,463        16,010     3,428,523



COMMON STOCK ISSUED DURING THE YEAR                                9,127,246         9,127     1,065,873

STOCK OPTIONS AND WARRANTS ISSUED AS COMPENSATION                       --            --         101,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --            --            --

NET LOSS                                                                --            --            --
                                                                 -----------   -----------   -----------

BALANCE, JUNE 30, 2003                                            25,136,709        25,137     4,595,396



ISSUANCE OF SHARES FOR SERVICES, OCTOBER 23, 2003                    100,000           100        24,900

SHARES EXCHANGED FOR LOANS, NOVEMBER 13, 2003                      3,429,215         3,429       853,876

COMMON STOCK ISSUED, NOVEMBER 13, 2003                             4,000,000         4,000       884,037

SHARES ISSUED TO SHAREHOLDERS OF SZMD, INC., NOVEMBER 13, 2003    10,000,000        10,000       127,609

STOCK WARRANTS ISSUED AS COMPENSATION                                   --            --          37,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --            --            --

NET LOSS                                                                --            --            --
                                                                 -----------   -----------   -----------

BALANCE, DECEMBER 31, 2003                                        42,665,924   $    42,666   $ 6,522,818
                                                                 ===========   ===========   ===========



                                                                  Deficit
                                                                 Accumulated   Accumulated
                                                                 During the       Other
                                                                 Development  Comprehensive                   Comprehensive
                                                                    Stage      Income (Loss)      Total       Income (Loss)
                                                                 -----------    -----------    -----------    -----------

BALANCE, SEPTEMBER 23, 1999 (INCEPTION)                          $      --      $      --      $         3

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --           (2,312)        (2,312)   $    (2,312)

NET LOSS                                                            (573,540)          --         (573,540)      (573,540)
                                                                 -----------    -----------    -----------    -----------

BALANCE, JUNE 30, 2000                                              (573,540)        (2,312)      (575,849)   $  (575,852)
                                                                                                              ===========

COMMON STOCK ISSUED MARCH 1, 2001                                       --             --        2,044,530

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --          (12,594)       (12,594)   $   (12,594)

NET LOSS                                                          (1,026,171)          --       (1,026,171)    (1,026,171)
                                                                 -----------    -----------    -----------    -----------

BALANCE, JUNE 30, 2001                                            (1,599,711)       (14,906)       429,916    $(1,038,765)
                                                                                                              ===========

COMMON STOCK ISSUED FEBRUARY 12, 2002                                   --             --        1,400,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --           55,339         55,339    $    55,339

NET LOSS                                                          (1,403,291)          --       (1,403,291)    (1,403,291)
                                                                 -----------    -----------    -----------    -----------

BALANCE, JUNE 30, 2002                                            (3,003,002)        40,433        481,964    $(1,347,952)
                                                                                                              ===========

COMMON STOCK ISSUED DURING THE YEAR                                     --             --        1,075,000

STOCK OPTIONS AND WARRANTS ISSUED AS COMPENSATION                       --             --          101,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --          113,943        113,943    $   113,943

NET LOSS                                                          (2,572,544)          --       (2,572,544)    (2,572,544)
                                                                 -----------    -----------    -----------    -----------

BALANCE, JUNE 30, 2003                                            (5,575,546)       154,376       (800,637)   $(2,458,601)
                                                                                                              ===========

ISSUANCE OF SHARES FOR SERVICES, OCTOBER 23, 2003                       --             --           25,000

SHARES EXCHANGED FOR LOANS, NOVEMBER 13, 2003                           --             --          857,305

COMMON STOCK ISSUED, NOVEMBER 13, 2003                                  --             --          888,037

SHARES ISSUED TO SHAREHOLDERS OF SZMD, INC., NOVEMBER 13, 2003          --             --          137,609

STOCK WARRANTS ISSUED AS COMPENSATION                                   --             --           37,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 --         (166,868)      (166,868)   $  (166,868)

NET LOSS                                                          (2,113,862)          --       (2,113,862)    (2,113,862)
                                                                 -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                                       $(7,689,408)   $   (12,492)   $(1,136,416)   $(2,280,730)
                                                                 ===========    ===========    ===========    ===========

                              See notes to financial statements


                          TNX TELEVISION HOLDINGS, INC.

                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS



                                                                                                          September 23,
                                                                                                              1999
                                                                                      Six Months          (inception)
                                                    Years Ended June 30            Ended December 31         through
                                                                                                           December 31,
                                                   2003          2002           2003           2002           2003
                                               -----------    -----------    -----------    -----------    -----------
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       $(2,572,544)   $(1,403,291)   $(2,113,862)   $(1,204,442)   $(7,689,408)
Adjustments to reconcile net loss to
 net cash used in operating activities
Depreciation                                       241,520        200,009          8,066        112,505        636,935
Stock options and
 warrants issued as compensation                   101,000           --           62,000           --          163,000
(Increase) decrease in
 prepaid expenses and VAT receivable                22,108         22,504        (67,306)        66,772       (143,556)
Increase in accounts
 payable and accrued expenses                      296,063        188,342        826,149         63,501      1,430,572
                                               -----------    -----------    -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES           (1,911,853)      (992,436)    (1,284,953)      (961,664)    (5,602,457)
                                               -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                (4,388)       (39,731)      (369,140)        (4,241)    (1,043,979)
                                               -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock           1,075,000      1,400,000        888,037        600,000      5,407,570
Net proceeds from issuance of notes payable        446,299           --          896,006           --        1,342,305
                                               -----------    -----------    -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES        1,521,299      1,400,000      1,784,043        600,000      6,749,875
                                               -----------    -----------    -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            101,642         30,990       (166,868)         2,285        (12,492)
                                               -----------    -----------    -----------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS           (293,300)       398,823        (36,918)      (363,620)        90,947

CASH AND CASH EQUIVALENTS

Beginning of period                                421,165         22,342        127,865        421,165           --
                                               -----------    -----------    -----------    -----------    -----------

End of period                                  $   127,865    $   421,165    $    90,947    $    57,545    $    90,947
                                               ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

Cash paid during the period for interest       $     3,711    $     1,244    $      --      $      --      $     4,955
                                               ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
 NONCASH FINANCING ACTIVITIES

Increase in additional paid in capital
 as a result of stock options and
 warrants issued as compensation               $   101,000            --      $    62,000   $    81,000    $   163,000
                                                ===========    ===========    ===========   ===========    ===========
Capital stock issued in exchange
 for notes payable and
 related accrued interest                                                     $   857,305                  $   857,305
                                                                              ===========                  ===========

                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================

NOTE 1
ORGANIZATION      TNX Television Holdings,  Inc. ("TNX" or "the Company"),  is a
                  Delaware corporation and operates through its wholly-owned subsidiary, TNCI UK, Ltd. ("TNCI"). In October 2003, TNX
                  Television, Inc. ("TNX TV") was established and on October 23,
                  2003 merged with TNCI. TNCI was formally established in the United Kingdom as a corporation registered under the laws of England and Wales in September, 1999 to develop, install and operate screens providing captive audience information and entertainment based programming specifically for the passenger rail market.

                  Since inception, the Company has been engaged in organizational activities, including raising capital and research and development activities. The Company is in the development stage and has not generated significant revenues and has not yet achieved profitable operations, nor has it ever-generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on the success of the Company's efforts to raise additional capital, its research and commercialization efforts, and ultimately, the market acceptance of the Company's products. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates commencing operations in the third quarter of 2004. See Note 10 for additional information.

                  Pursuant to TNCI's merger with TNX TV, the shareholders of TNCI received 25,136,708 shares of TNX TV in exchange for all of the outstanding shares of TNCI or 21,349,884 shares. In addition, options and warrants to purchase 5,366,833 common shares of TNCI were exchanged for options and warrants to purchase 6,334,076 shares of common stock of TNX TV. Upon completion of the merger, TNCI became a wholly-owned subsidiary of TNX TV. At the merger date, 100,000 shares of TNX TV common stock were issued to an unaffiliated consultant for services rendered in conjunction with the merger. As a result, a charge of $25,000 was recorded for these services.

                  On November 13, 2003, a wholly-owned subsidiary of SZM Distributors, Inc. ("SZMD"), a Nevada corporation, SZMD Acquisition II, Inc., ("Acquisition Subsidiary"), merged with and into TNX TV. TNX TV became a wholly-owned subsidiary of SZMD in a transaction accounted for as a reverse acquisition of SZMD by TNX TV. Prior to the reverse merger, SZMD was a non-operating public shell corporation with nominal assets. In accordance with the terms of the merger, the stockholders of TNX TV exchanged all of the issued and outstanding shares of TNX TV at a one for one ratio for 28,665,924 shares of SZMD's common stock. The holders of options and warrants to acquire 6,334,076 shares

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 1 of TNX TV's common stock exchanged their options and warrants ORGANIZATION for options and warrants to acquire 6,334,076 shares of SZMD's
(continued)       common stock,  and the 1,000 issued and outstanding  shares of
                  Acquisition Subsidiary common stock were converted into 1,000 shares of TNX TV common stock.

                  Prior to the merger with TNX TV, loans to TNCI amounting to $857,305, which included accrued interest of $31,305, were converted into 3,429,216 shares of common stock of SZMD at a rate of $.25 per share (see Note 3 for additional information.)

                  TNX TV's stockholders acquired direct and beneficial ownership and control of approximately 67% of SZMD's outstanding common stock. The transaction was accounted for as a reverse acquisition whereby, for accounting purposes, TNX TV is considered the accounting acquirer and the historical financial statements of TNX TV became the historical financial statements of SZMD.

                  In conjunction with the merger, SZMD completed a $1,000,000 equity private placement of 4,000,000 shares of SZMD's common stock at $.25 per share. The private placement was issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The proceeds, net of expenses totaling $111,963, were used to satisfy outstanding liabilities of SZMD and to provide working capital for the combined entity.

                  On January 7, 2004, SZMD completed a private placement whereby it issued 3,150,000 shares in exchange for $2,850,000. The private placement was issued pursuant to Regulation S under the Securities Act of 1933, as amended.

                  On February 17, 2004, SZMD merged with and into TNX TV with TNX TV becoming the surviving corporation. Concurrently, the name of the surviving corporation was changed to TNX Television Holdings, Inc. As a result of such transaction, TNX Television Holdings, Inc. became the successor issuer to SZMD. TNCI continues to be a wholly owned subsidiary of TNX Television Holdings, Inc.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 in unaudited

================================================================================


NOTE 2            REVENUE RECOGNITION
SUMMARY OF
SIGNIFICANT       Planned  principal  operations have not commenced and revenues
ACCOUNTING        since inception have not been significant.
POLICIES
                  When  planned  principal  operations  commence,   the  Company
                  expects to  generate  revenues by selling  commercial  time to advertisers.  The commercials  will be  interspersed  with the general  programming  content shown to train passengers during their journey. Revenues will be recognized based on the period of time the commercials are actually aired. As such,  revenues
                  from  all  contracts   covering   multiple   periods  will  be
                  recognized over the term of the contract.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 that are expected to have a material impact on our financial reporting.

                  UNAUDITED INFORMATION

                  The accompanying statements of operations and of cash flows for the six months ended December 31, 2002 and the related disclosures in the accompanying notes have not been audited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the results of operations and cash flows for period then ended.

                  Operating results for the six month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for a full year.

                  CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents includes amounts held in demand deposit accounts and in certificates of deposit. The Company considers all highly liquid investments maturing within three months to be cash equivalents.

                  RESEARCH AND DEVELOPMENT

                  Research and development costs are charged to expenses as incurred. There were no significant research and development expenses in any of the periods.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 2            PROPERTY AND EQUIPMENT AND DEPRECIATION
SUMMARY OF
SIGNIFICANT       Property and  Equipment  are stated at cost.  Depreciation  is
ACCOUNTING        computed  using the  straight-line  method over the  following
POLICIES          estimated useful lives of the assets:
(continued)

                  Passenger train simulator and portable simulator       3 Years
                  Furniture, fixtures and equipment                      5 Years

                  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

                  Property and equipment comprise the following:

                                            June 30          December 31
                                              2003               2003
                                        --------------   ----------------

  Simulator and portable simulator          $655,426           $ 655,426
  Furniture, fixtures and equipment           82,683              86,997
  Computer equipment                         -                   364,826
                                        --------------   ----------------
                                             738,109           1,107,249
  Less accumulated depreciation              692,139             700,205
                                        --------------   ----------------

  Net                                     $   45,970          $  407,044
                                        ==============   ================

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       NOTES TO FINANCIAL STATEMENTS Years
                          Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 2            IMPAIRMENT OF LONG-LIVED ASSETS
SUMMARY OF
SIGNIFICANT       Long-lived assets are reviewed for impairment  whenever events
ACCOUNTING        such as product discontinuances, product dispositions or other
POLICIES          changes in circumstances indicate that the carrying amount may
(continued)       not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of nondiscounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairment as of June
                  30, 2003 or December 31, 2003.

                  ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  CONCENTRATION OF CREDIT RISK

                  The Company's policy is to limit the amount of credit exposure to any one financial institution. It places its investments with financial institutions evaluated as being credit worthy.

                  FOREIGN CURRENCY TRANSLATION

                  All balance sheet accounts of the Company are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustments are presented as accumulated other comprehensive income (loss) for all periods presented. Substantially all of the Company's operations are located in the United Kingdom.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 2            NET LOSS PER SHARE
SUMMARY OF
SIGNIFICANT       Basic and diluted net loss per share are calculated  using the
ACCOUNTING        weighted average number of shares of common stock  outstanding
POLICIES          during each  period.  Historical  shares of common  stock have
(continued)       been retroactively  restated to give effect to the exchange of shares with shares of TNX Television,  Inc. in November, 2003.
                  Since the effect of an assumed exercise of all outstanding stock options and warrants would be anti-dilutive, basic and diluted loss per share are the same.

                  INCOME TAXES

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                  STOCK-BASED COMPENSATION

                  The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its stock-based compensation plans and does not recognize expense for stock option grants if the exercise price is at least equal to the market value of the common stock at the date of grant. Stock-based compensation expense included in the as reported net loss includes expense for awards of stock options and warrants issued for services (Note 8).

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 2            The  following  table  summarizes  the  pro  forma  effect  of
SUMMARY OF        stock-based  compensation on net loss and loss per share as if
SIGNIFICANT       the fair value expense recognition  provisions of Statement of
ACCOUNTING        Financial   Accounting   Standards   ("SFAS")  SFAS  No.  123,
POLICIES          "Accounting for Stock-Based  Compensation,"  had been adopted.
(continued)       No tax benefits were  attributed to the  stock-based  employee
                  compensation   expense  for  the  periods   presented  due  to
                  providing a full valuation allowance on net deferred tax assets.



                                                                          Six Months            Six Months
                                      Year Ended June 30                     Ended                 Ended
                              -----------------------------------
                                                                         December 31           December 31
                                  2003                 2002                  2003                  2002
                              --------------       --------------       ---------------       ----------------
                                                                                                (Unaudited)
Net loss as reported
                           (     $2,572,544  )   (    $1,403,291  )   (     $2,113,862  )   ( $  1,204,442     )

Add stock-based service
    expense included in
    reported net loss
                                    101,000              -                      62,000                 81,000

Deduct total

    stock-based
    employee
    compensation
    expense determined
    under the fair
    value based method     (        161,509  )   (         2,500  )            -            (         161,509  )
                              --------------       --------------       ---------------       ----------------

Pro forma net loss         (     $2,633,053  )   (    $1,405,791  )   (     $2,051,862  )   (      $1,284,951  )
                              ==============       ==============       ===============       ================
Loss per share
    applicable to
    common shareholders:
    Basic and
       diluted - as
       reported                      $(.12)               ($.14)                ($.07)                 ($.06)
    Basic and
       diluted -
       pro forma                     $(.12)               ($.14)                ($.06)                 ($.06)


                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 2            The fair value of stock  options used to compute pro forma net
SUMMARY OF        loss and pro forma  loss per share  disclosures  is  estimated
SIGNIFICANT       using  the  Black-Scholes   option-pricing  model,  which  was
ACCOUNTING        developed  for use in  estimating  the fair  value  of  traded
POLICIES          options  that  have no  vesting  restrictions  and  are  fully
(continued)       transferable.  In addition,  this model  requires the input of
                  subjective   assumptions,   including   the   expected   price
                  volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company's employee stock options. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted average fair value of stock options for all periods.

                  Dividend yield                                             -0-
                  Expected volatility                                        -0-
                  Risk-free interest rate                                   6.5%
                  Expected holding period (in years)                      6 to 7
                  Weighted average fair value of options granted            $.05


NOTE 3
NOTES PAYABLE     Prior to the  reverse  merger  transaction,  TNCI UK  borrowed
                  $550,000 from Belgravia Investment Partners, LP ("Belgravia"), a related party between April, 2003 and September, 2003, $100,000 from an unrelated individual on July 23, 2003, $100,000 from an unrelated United States investor on August 7, 2003 and $126,000 from an unrelated United Kingdom investor on June 27, 2003. Each note carried an interest rate of ten percent per annum. As of June 30, 2003 and December 31, 2003, the unpaid balance of these notes and related interest was $446,299 and $50,000, respectively. Notes and accrued interest totaling $857,305 were converted into 3,429,215 shares ($.25 per share) of the Company's common stock in November 2003. As of December 31, 2003, the Company still owed $50,000 to Belgravia.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 3 During December, 2003, the Company borrowed $185,000 from two NOTES PAYABLE related parties (see Note 4) and $250,000 from two unrelated
(continued)       parties.  The notes  accrued  interest  at 10% per annum.  The balances of all of these notes, plus accrued interest and related transaction fees were repaid in January, 2004.


NOTE 4            TNCI  UK,  Ltd.  entered  into  a  management  and  consulting
RELATED PARTY agreement (the "Management Agreement") with Ocean Castle TRANSACTIONS Partners ("Ocean Castle") in February, 2002. The Management
                  Agreement provided for the payment of $33,000 per month to Ocean Castle for 24 months and the delivery of options to purchase 1,745,000 shares of common stock of TNCI UK. TNCI UK has issued and delivered the warrants but only paid the first nine of the 24 monthly installments. The management services included, but were not limited to, strategic planning, legal, financial analysis and planning and helping the Company obtain additional sources of financing. Expenses of $87,000 for the year ended June 30, 2003 for options granted to Ocean Castle and its employees are included in general and administrative expenses. $264,000 and $462,000 is due to Ocean Castle as of June 30, 2003 and December 31, 2003, respectively, (which amounts are included in accounts payable and accrued expenses) under the Management Agreement. The principal of Ocean Castle,
                  Irwin Gross became the Company's Chairman, CEO and President on November 13, 2003.

                  The Company issued a promissory note (the "Gross Note") on December 3, 2003 to Gross Investments Company, LP ("Gross Investments") for $85,000. The managing partner of Gross Investments is Irwin Gross. The Gross Note accrued interest at a rate of 10% per annum and included a one-time transaction fee of $1,500 owed to Gross Investments. The note was repaid on January 9, 2004 in the amount of $87,361.

                  The Company issued a promissory note (the "PP Note") on December 16, 2003 to Platinum Partners Global Macro Fund, LP ("Platinum") for $100,000. Platinum is the beneficial owner of 3,370,177 shares of the Company's common stock. The PP Note accrued interest at a rate of 10% per annum and included a one-time transaction fee of $1,500 owed to Platinum. The note was repaid on January 9, 2004 in the amount of $102,130.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 4
RELATED PARTY
TRANSACTIONS
(continued)       Prior to the  reverse  merger  transaction,  TNCI UK  borrowed
                  $550,000 from Belgravia Investment Partners,  LP ("Belgravia")
                  between April, 2003 and September,  2003 with an interest rate of 10% per annum. Interest expense totaled $3,915 for the year ended  June 30,  2003 and  $14,292  for the six  months  ended
                  December  31,  2003.   Belgravia  converted  $500,000  of  the
                  principal and the interest of the loan into 2,081,259 shares of the Company's common stock on November 13, 2003 in connection with the merger. The Company also contracted with Belgravia to provide management services. As of December 31, 2003, the Company had paid Belgravia a total of $25,000. The managing partner of Belgravia is Irwin Gross.


NOTE 5            LEASES
COMMITMENTS
                  The Company occupies office space in Derby, England. The term of lease for the Derby office is based on a tenancy at will agreement. The Company is currently negotiating with the landlord's agent to enter into a more formal lease for a period of five years. Monthly lease payments under this lease are expected to be about $8,750 per month.

                  The Company also has a license for office facilities for two staff members based in London. The accommodation operates on a three months notice.

                  The rent expense was as follows:

                                                                         September 23
          Year Ended                       Six Months Ended                  1999
         December 31                           June 30                    (inception)
-------------------------------     ------------------------------          through
                                                                          December 31
     2003              2002            2003              2002                2003
----------------    -----------     -----------     --------------     ------------------
                                                     (Unaudited)

       $105,000        $43,000         $77,000         $51,000              $278,000
================    ===========     ===========      ===========           ============


                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 5
COMMITMENTS
(continued)       The Company has entered  into various  leases for  automobiles expiring through 2007. Minimum annual lease payments are as follows:

                  Year Ending December 31

                  2004                           $41,954
                  2005                            25,197
                  2006                            17,847
                  2007                             6,255
                                              ------------
                                                 $91,253
                                              ============

                  PURCHASE CONTRACT

                  In September 2003, TNCI entered into a Supply agreement with Linsang Manufacturing, Inc. ("LMIC"). LMIC provides TNCI with a nimble, single, "turn-key" source for the design, development, integration and delivery of broadband entertainment and information systems on trains. Under the agreement which expires December 31, 2005, the companies will work together to aggressively develop and market TNCI UK's turnkey solutions to client specification in the passenger rail market. TNCI has currently committed to purchase approximately $1,900,000 of equipment.

NOTE 6
INCOME TAXES      The Company has net operating loss carry forwards  aggregating approximately $5,965,000 as of June 30, 2003 and $8,054,000 as
                  of December 31, 2003,  expiring  through 2014.  All of the net operating  losses  were  generated  in the UK.  SFAS  No.  109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, the deferred tax asset as of December 31, 2003 of approximately $1,329,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is included in these financial statements.
                  The valuation allowance increased by approximately $424,000, $230,000 and $345,000 for the fiscal years ended June 30, 2003 and 2002 and the six month period ended December 31, 2003, respectively.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 7
EMPLOYEE BENEFITS
PLAN The Company has a defined contribution plan. Amounts charged to expense for contributions to the plan were $63,524 and $ 27,897 for the years ended June 30, 2003 and 2002, respectively, and $52,281 and 24,494 (unaudited) for the six months ended December 31, 2003 and 2002, respectively. Unpaid contributions as of June 30, 2003 and December 31, 2003 amounted to $32,842 and $52,281, respectively.


NOTE 8
OPTIONS
AND WARRANTS      Number of options exercisable into shares of common stock:

                                     Year Ended June 30, 2003                   Six Months Ended December 31, 2003
                          --------------------------------------------     ---------------------------------------------
                                                         Weighted                                          Weighted
                                                         Average                                           Average
                                         Option          Exercise                         Option           Exercise
                          Shares         Price           Price             Shares         Price            Price
                          -----------    -------------   -------------     -----------    -------------    -------------
  Outstanding,
     beginning of
     period                5,138,366                                        5,138,366      $.129 - .25         $.14
        Granted            5,138,366      $.129 - .25        $.14              -
        Cancelled             -                                               424,698         $.25             $.25
        Exercised             -                                                -
                          -----------                                      -----------
  Outstanding,

     end of period                        $.129 - .25        $.14           4,713,668      $.129 - .25         $.14
        Exercisable        5,138,366      $.129 - .25        $.14           4,713,668      $.129 - .25         .$14
     Weighted
        average
        remaining
        contractual
        life (years)         5.9                                              5.4
  Exercised in
     current and
     prior years              -                                                -
  Available for
     future grants                                                            424,698


                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 8
OPTIONS AND
WARRANTS
(continued)       Number of warrants exercisable into shares of common stock:


                                                               Year Ended June 30
                          ----------------------------------------------------------------------------------------------
                                             2002                                              2003
                          --------------------------------------------     ---------------------------------------------
                                                           Weighted                                          Weighted
                                                           Average                                           Average
                                           Warrant         Exercise                         Warrant          Exercise
                            Shares          Price           Price            Shares          Price            Price
                          -----------    -------------   -------------     -----------    -------------    -------------
  Outstanding,
     beginning of
     year                     -                                                64,726        $.129            $.129
        Granted               64,726        $.129           $.129             398,103        $.129            $.129
        Cancelled             -                                                -
        Exercised             -                                                -
                          -----------                                      -----------
  Outstanding,

     end of year              64,726        $.129           $.129             462,829        $.129            $.129
        Exercisable           64,726        $.129           $.129             462,829        $.129            $.129
     Weighted
        average
        remaining
        contractual

        life (years)         5.54                                             5.15

                                                   Six Months Ended December 31, 2003

                                             ------------------------------------------------
                                                                                  Weighted
                                                                                   Average
                                                                 Warrant          Exercise
                                                Shares            Price             Price
                                             -------------    ---------------    ------------
Outstanding, beginning of period                  462,829         $.129             $.129
   Granted                                        732,881      $.129 - $.25         $.205
   Cancelled                                      -
   Exercised                                      -
                                             -------------
Outstanding, end of period                      1,195,710      $.129 - $.25         $.176
   Exercisable                                  1,195,710      $.129 - $.25         $.176
   Weighted average remaining
      contractual life (years)                   4.6


                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 8
OPTIONS AND
WARRANTS
(continued)       The following table summarizes information about stock options outstanding as of June 30, 2003 and December 31, 2003:




                                                         June 30, 2003
                                       --------------------------------------------------
                                                                               Total
                                                                           --------------
Exercise price                            $.129              $.25

Outstanding                               4,250,536           463,132          4,713,668
   Exercisable                            4,250,536           463,132          4,713,668
Weighted average remaining
   contractual life (years)                6.0               5.0                5.9
Weighted average exercise price          $.129              $.25               $.14

                                                       December 31, 2003
                                       --------------------------------------------------
Outstanding                               4,250,536           463,132          4,713,668
   Exercisable                            4,250,536           463,132          4,713,668
Weighted average remaining
   contractual life (years)                5.55              4.5                5.4
Weighted average exercise price           $.129              $.25              $.14

                  During  the year  ended June 30,  2003,  the six months  ended
                  December  31,  2002  (unaudited)  and  the  six  months  ended
                  December 31, 2003, the Company issued 1,973,000, 1,574,000 and
                  733,000, respectively, options and warrants to consultants of the Company. As a result, the Company recorded a charge of $101,000, $81,000 and $37,000 during each period representing the fair value of the options and warrants issued for services.

NOTE 9
SUBSEQUENT EVENTS On January 7, 2004, the Company  completed a private placement whereby it issued 3,150,000 shares in exchange for $2,850,000.
                  The private placement was issued pursuant to Regulation S under the Securities Act of 1933, as amended. The proceeds were used to repay loans made to the Company in December, 2003 of $444,684, which included accrued interest. The balance provided working capital for the Company.


                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002
                       Six Months Ended December 31, 2003
       Information for the Six Months Ended December 31, 2002 is unaudited

================================================================================


NOTE 10
MANAGEMENT'S
PLAN The Company is currently negotiating a private placement of $10 million of a newly issued Series A convertible preferred stock and warrants to purchase common stock, which it expects to close by the end of April 2004. Until the Company closes on such equity financing, it is funding operations through bi-weekly bridge loans obtained by management. The Company expects to begin to generate cash from its advertising-based sales model in the third quarter of fiscal 2004 and these revenues will grow as the Company's installation base increases and a greater market acceptance of its medium as a viable outlet for advertisers exists. The Company believes the combination of the equity financing and cash generated from operations will provide sufficient cash resources to finance its operations and projected expansion of its marketing and research and development activities for the next twelve months. If, however, the Company is in a position to accelerate the installation of equipment in connection with new contracts with other TOCs that the Company does not currently anticipate, or if the revenues generated from its advertising-based sales model are less than our current forecast or if the private placement referred to above does not close, it is possible that the Company would require more funds sooner than presently anticipated. In such event, the Company would need to obtain additional funds and cannot assure that it will be able to do so on favorable terms, if at all.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE

      On December 29, 2003, our Board of Directors voted to replace our independent accountant, Hall & Company, certified public accountants. Effective as of December 29, 2003, our new independent accountants are BDO Seidman, LLP
(BDO). We authorized Hall & Company to respond fully to any inquiries from BDO and to make its work papers available to BDO.

      The reports of Hall & Company from November 11, 2002 through December 29, 2003, did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. From November 11, 2002 through December 29, 2003, there were no disagreements between us and Hall & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In addition, from November 11, 2002 through December 29, 2003, there were no "reportable events" within the meaning of Item 304 of the Regulation S-B promulgated under the Exchange Act.

ITEM  8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

      (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

      The  information  required  by this  Item  will be  included  in our Proxy
Statement for the 2004 Annual Meeting of Stockholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

      On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all of our employees and directors, including our principal executive officer and principal financial officer. A copy of the Code of Conduct and Ethics is attached as an exhibit to this Annual Report. We intend to post on our website any amendment to, or waivers from, the Code of Conduct and Ethics that apply to our principal executive officer and principal financial officer.

ITEM 10.  EXECUTIVE COMPENSATION

      The  information  required  by this  Item  will be  included  in our Proxy
Statement for the 2004 Annual Meeting of Stockholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The  information  required  by this  Item  will be  included  in our Proxy
Statement for the 2004 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference. The information required by this Item with respect to Section 201(d) of Regulation S-B of the Act, "Securities Authorized for Issuance Under Equity Compensation Plans," is included in Item 5 of Part II hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-----------       --------------------------------------------------------------

  2.1 Agreement and Plan of Merger dated November 12, 2003 among the Registrant, SZMD Acquisition II, Inc. and TNX Television, Inc.
                  (1)

  2.2 Certificate of Merger filed with the Delaware Secretary of State (2)

  3.1             Certificate of Incorporation *

  3.2             Bylaws *

  4.1             Specimen Common Stock Certificate *

  4.2             TNX Television Holdings, Inc.  2004   Employee,  Director  and
                  Consultant Stock Option Plan*

  4.3             Form of  Incentive  Stock  Option  Agreement  under 2004 Stock
                  Option Plan *

  4.4             Form of Nonqualified  Stock Option  Agreement under 2004 Stock
                  Option Plan *

  4.5             Form  of  Warrant  to  purchase   common  stock   between  the
                  Registrant and certain employees, directors 4.5 and consultants prior to the merger effectuated on November 12, 2003 *

  4.6 Form of Stock Option Agreement between the Registrant and certain employees, directors and consultants prior to the merger effectuated on November 12, 2003 *

  10.1 Form of Subscription Agreement in connection with the private placement of common stock completed in January 2004 *

  14              Corporate Code of Conduct and Ethics *

  16 Letter from Hall & Company regarding change in certifying accountant (3)

  21.1            Subsidiaries of the Registrant *

  31.1            Certification of Chief Executive Officer *

  31.2            Certification of Chief Financial Officer *

  32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

  32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

---------------
 *    Filed herewith.

(1) Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K/A filed on December 31, 2003.

(2) Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K/A filed on December 31, 2003.

(3) Incorporated by reference to Exhibit 16 of our Current Report on Form 8-K/A filed on December 31, 2003.

(b)   REPORTS ON FORM 8-K

      (i) On October 16, 2003, we filed a Current Report on Form 8-K reporting on Items 1, 2 and 7 the announcement that SZM Distributors, Inc. had entered into a binding letter of intent with TNCI UK Ltd., which contemplated a merger between TNCI and a wholly owned acquisition subsidiary of SZM as part of a triangular merger.

      (ii)  On  November  26,  2003,  we  filed a  Current  Report  on Form  8-K reporting on Items 1, 4 and 7 the announcement that SZM Distributors, Inc. had entered into an Agreement and Plan of Merger dated November 12, 2003 with TNX Television, Inc. and SZMD Acquisition II, Inc. and had closed on the transaction on November 13, 2003.

      (iii) On December 31, 2003, we filed a Current Report on Form 8-K/A amending our Current Report on Form 8-K filed on November 26, 3003 to reflect that our new fiscal year would end on June 30th and that we had replaced our former accountant, Hall & Company with BDO Seidman, LLP.

      (iv) On January 26, 2004, we filed a Current Report on Form 8-K/A further amending our Current Report on Form 8-K filed on November 26, 2003 with respect to Items 5 and 7.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The  information  required  by this  Item  will be  included  in our Proxy
Statement for the 2004 Annual Meeting of Stockholders under the caption "Principal Accountant Fees and Services" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2004                     TNX TELEVISION HOLDINGS, INC.


                                          By: /s/  Irwin L. Gross
                                             -----------------------------------
                                             Irwin L. Gross
                                             President & Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


             SIGNATURE                         TITLE                            DATE
--------------------------       -------------------------------        ---------------
/s/  Irwin L. Gross              President, Chief Executive              April 14, 2004
--------------------------
Irwin L. Gross                   Officer and Chairman (principal
                                 executive officer)

/s/  Norman Fetterman            Chief Financial Officer                 April 14, 2004
--------------------------
Norman Fetterman                 (principal financial and
                                 accounting officer)


/s/  Stephen J. Ollier           Director                                April 14, 2004
--------------------------
Stephen J. Ollier

/s/  Nicolas Rogerson            Director                                April 14, 2004
--------------------------
Nicolas Rogerson

/s/  S. Lance Silver             Director                                April 14, 2004
--------------------------
S. Lance Silver

/s/  Howard Silverstone
--------------------------
Howard Silverstone               Director                                April 14, 2004

