Form 10KSB/A
period 2003-12-31
TNX TELEVISION HOLDINGS INC
filed 2004-04-29
CIK 1156867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                        (AMENDMENT NO. 1 TO FORM 10-KSB)

[Mark One]

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 2003 to December 31, 2003.

                          Commission file no.: 0-22848

                          TNX TELEVISION HOLDINGS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                               95-4868287
   ------------------------------       ---------------------------------
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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |_|

      The issuer's revenues for the fiscal year ended December 31, 2003 were $0. The aggregate market value of the issuer's voting common equity held as of March 31, 2004 by non-affiliates of the Issuer was approximately $39,541,366 based on the closing price of $2.20 as of March 31, 2004.

      As of April 28, 2004, the issuer had 45,815,924 shares of its $0.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

EXPLANATORY NOTE

      The purpose of this  amendment is to include the  information  required by
Part III of Form 10-KSB, which was omitted from our Form 10-KSB as originally filed on April 14, 2004 (the "Original Filing"). Each of the below-referenced items in Part III are amended by deleting the items in their entirety and replacing them with the items set forth herein. Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

      Our Board of Directors currently consists of five members. Our directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified.

      Set forth below are the names of our directors, their ages, their offices, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

Name                 Age   Position

Irwin L. Gross       60    Chairman, Chief Executive Officer and President
Stephen J. Ollier    53    Director and Managing Director of TNCI UK, Ltd.
Nicolas Rogerson     60    Director
S. Lance Silver      35    Director
Howard Silverstone   43    Director

      IRWIN L. GROSS became our Chairman, President and Chief Executive Officer upon the completion of the reverse merger in November 2003. Mr. Gross has been a director of TNCI UK, Ltd., our wholly-owned subsidiary, since 1999. In 1998, Mr. Gross founded and is currently the principal of the financial services firm, Ocean Castle Partners, LLC. Since 1998, Mr. Gross has been Chairman and CEO of Global Technologies, Ltd., a technology incubator. Mr. Gross became Chairman and Chief Executive Officer of The Network Connection, Inc. in 1999. The Network Connection, Inc. filed for Chapter 11 bankruptcy protection on March 24, 2001 and subsequently filed for Chapter 7 bankruptcy protection on January 17, 2002, whereupon Mr. Gross resigned as Chief Executive Officer and Chairman. From 1984 to 1998, Mr. Gross was Chairman and Chief Executive Officer of ICC Technologies ("ICC"), a desiccant-based air conditioning company. In 1998, ICC completed a reverse merger with Rare Medium, Inc., an Internet and e-commerce business solutions company. Mr. Gross earned a Bachelor of Arts degree in accounting from Temple University and a J.D. degree from Villanova University School of Law.

      STEPHEN J. OLLIER became a director in December 2003. Mr. Ollier has been the Managing Director of TNCI UK, Ltd. since 1999 and has been responsible for the operations of TNCI UK and the development and marketing of TNX's Digital-Rail system. From 1994 until 1999, Mr. Ollier was the Division Head at ALSTOM Railway Maintenance Services Ltd., a division of ALSTOM, which provided railway maintenance in Europe and Asia. Mr. Ollier has over 33 years of experience in the UK railways industry, including 20 years with the publicly-owned British Railways, where he held several management positions. Mr. Ollier obtained a degree in mechanical engineering from Salford University in the UK and is a member of the Institution of Mechanical Engineers.

      NICOLAS ROGERSON became a director in December 2003. Mr. Rogerson was the founding partner and has been a director since 2000 of Concept 2 Profit Ltd., a business developer. From 1969 to 2000, Mr. Rogerson has worked for Dewe Rogerson Group, a company that he co-founded and one of the UK's first integrated financial communications companies, providing a range of marketing communications services primarily to listed, soon-to be listed companies and financial institutions and became its Managing Director in 1975. In 1985, there was a reorganization reflecting the growing international nature of the business and Mr. Rogerson was appointed Group CEO and Chairman of Dewe Rogerson International. In 1998, Mr. Rogerson negotiated and completed the sale of Dewe Rogerson Group to Incepta plc. Mr. Rogerson attended Winchester College and Magdalene College in the UK.

      S. LANCE SILVER became a director in December 2003 and has been a director of TNCI UK since 1999. Mr. Silver is also a partner in the Philadelphia-based law firm of Wilk, Brand & Silver, P.C. Mr. Silver's other current business interests include control of the Silk Real Estate Group, which consists of 20 properties in the Philadelphia area and ownership of Silk Abstract Company, a provider of title insurance and related land transfer services in Pennsylvania and New Jersey. From September 1999 to December 2002, Mr. Silver served as General Counsel of Global Technologies, Ltd., a technology incubator that was publicly traded on the Nasdaq Stock Market. From September 1994 to September 1999, Mr. Silver practiced in the corporate department of Wolf Block Schorr and Solis-Cohen, LLP, where he specialized in securities law and mergers and acquisitions. Mr. Silver received his Juris Doctor from Temple University School of Law, where he graduated magna cum laude and Law Review. He received a Bachelor of Science in Finance from Pennsylvania State University.

      HOWARD SILVERSTONE became a director in December 2003. Mr. Silverstone has extensive experience with forensic and investigative accounting and is a licensed certified public accountant in Pennsylvania and a chartered accountant in the UK. Over the past ten years, Mr. Silverstone has worked as a principal in the Philadelphia office of Kroll Inc. Mr. Silverstone is co-author of "Forensic Accounting and Fraud Investigation for Non-Experts," has had several papers published in accounting and law trade journals and has testified on numerous occasions on issues involving lost profits, fraud and construction claims in federal and state courts, mediations and arbitrations. Mr. Silverstone has a Bachelor of Arts degree in accounting from London Guildhall University in London, England.

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

      Audit Committee. Our Audit Committee currently has two members, Lance Silver and Howard Silverstone. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission, as such standards apply specifically to members of audit committees. Our Board has determined that Lance Silver and Howard Silverstone qualify as independent under the definition promulgated by the American Stock Exchange. We are currently seeking an additional member of the Board who meets the criteria for audit committee independence. The Board has determined that Mr. Silverstone is an "audit committee financial expert," as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-B.

      Compensation Committee. Our Compensation Committee currently has three members, Nicolas Rogerson (Chairman), Lance Silver and Howard Silverstone. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer.

      Nominating and Governance Committee. During fiscal 2003, we did not have a Nominating Committee. On April 21, 2004, the Board formed a Nominating and
Governance Committee, which consists of Nicolas Rogerson, Lance Silver (Chairman) and Howard Silverstone. This committee's role is to make recommendations to the full Board as to the size and composition of the Board, make recommendations as to particular nominees and monitor a process to assess board effectiveness and develop, implement and monitor our corporate governance guidelines.

      CONSULTING FEES TO DIRECTORS

      We have an agreement with Belgravia Investment Partners, LP, of which Irwin Gross is the managing partner, to provide management services. As of April 14, 2004, the Company had paid Belgravia an aggregate of $105,000 for such management services. Belgravia's total remuneration for such services during fiscal year 2003 was $25,000.

      Ocean Castle Partners, LLC received warrants to purchase 398,103 shares of our common stock at an exercise price of $.129 and warrants to purchase 327,047 shares of our common stock at an exercise price of $.25 for providing certain investor relations services. TNCI UK also entered into a management and consulting agreement (the "Management Agreement") with Ocean Castle in February 2002. The Management Agreement provides for the payment of $33,000 per month to Ocean Castle for 24 months and the delivery of warrants to purchase common stock of TNCI UK. TNCI UK has issued and delivered the warrants, but has only paid nine of the 24 monthly installments. As a result, $462,000 was due to Ocean Castle as of December 31, 2003 under the Management Agreement. The principal of Ocean Castle is our Chairman, CEO and President, Irwin Gross.

      On February 19, 2004, Nicolas Rogerson, a non-employee director, was granted options to purchase 250,000 shares of common stock at an exercise price of $1.25 per share for his services as a director, Board committee member and consultant. One-sixth of the options (41,667) vested immediately, 41,667 will vest on August 15, 2004 and 83,333 will vest on August 15, 2005 and 2006. This grant covers his fees for Board, committee and consulting services. He does not receive formula option grants for joining the Board or serving on committees as described in "Item 10. Executive Compensation - Compensation of Directors."
Compensation for Mr. Rogerson's consulting services also consists of a (pound)17,000 annual contribution to the salary of his administrative assistant.

EXECUTIVE OFFICERS

      The following table sets forth certain information regarding our current executive officers who are not also directors.

 Name                  Age        Position

 Philip A. Campbell    46         Commerical Director, TNCI UK Ltd.
 Norman Fetterman      62         Chief Financial Officer
 David N. Shevrin      41         Vice President of Strategic Planning and
                                  Finance and Secretary

      PHILIP A. CAMPBELL joined TNCI UK, Ltd. in March 2000 as its Commercial Director. Prior to joining TNCI UK, Mr. Campbell was the Director of Commercial Services of ALSTOM Train Services Ltd., a division of ALSTOM Corporate Communications from 1988 through 1999, where he was an integral part of a team that successfully secured several multi-million dollar contracts. In 1997-1998, Mr. Campbell helped develop the Materials Division of the ALSTOM Service business, where he was instrumental in establishing a range of innovative contractual relationships by that company. Also active on international efforts while at ALSTOM, he succeeded in setting up a Hong Kong based purchasing operation to utilize sourcing from mainland China in support of ALSTOM contracts in that region. In 1995-1997, he joined the newly established Service business to create its commercial department. In 1988, he joined ALSTOM's multinational team to build the Eurostar trains for operation between London, Paris and Brussels. As Project Accountant, he was instrumental in negotiating a beneficial international taxation structure for the companies involved. Prior to joining ALSTOM, Mr. Campbell held a number of financial posts with companies based in Europe and the Gulf.

      NORMAN FETTERMAN became our Chief Financial Officer on February 12, 2004. In 1996, Mr. Fetterman formed Alfred Henry Corporate Finance Limited ("Alfred Henry") with Jeffreys Henry, Chartered Accountants, which is associated worldwide through Jeffreys Henry International, a global association of independent firms of business advisors having a membership of some 80 firms operating in over 40 countries. Alfred Henry is regulated by the Financial Services Authority of the UK, and raises development capital of (pound)1 million to (pound)20 million for growing companies. The company specializes in pre-IPO funds and restructuring quoted "shell" companies. Mr. Fetterman has been qualified as a chartered accountant since 1964 and a Fellow of the Institute since 1969.

      DAVID N. SHEVRIN assumed the position of Vice President of Strategic Planning and Finance at the time of our special meeting of stockholders on February 12, 2004. Mr. Shevrin served as our Chief Financial Officer from the completion of the merger in November 2003 through February 12, 2004. He became the our Secretary in December 2003. In 1998, he co-founded Ocean Castle Investments, LLC, a financial services firm and served as a Vice President. He led the firm's investment evaluations and provided business development, strategic planning and on-going management support for the portfolio companies. From 1998 to 2002, Mr. Shevrin served as Vice President and Secretary of Global Technologies, Ltd., a technology incubator, with primary responsibility for business development and analysis. From 1994 to 1998, Mr. Shevrin served as Assistant to the Chief Executive Officer at ICC Technologies, overseeing many diverse corporate projects and played a key role in its reverse merger with Rare Medium Corp. Before then, Mr. Shevrin served as a Product Manager with Kraft General Foods, managing a portfolio of products. Mr. Shevrin received his M.B.A. degree from Duke University's Fuqua School of Business and a B.A. in Economics from Emory University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Based solely on a review of Forms 3 and 4, and amendments thereto furnished to us under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended, during the most recent fiscal year, and Form 5 and amendments thereto furnished to us with respect to its most recent fiscal year, each of Irwin Gross, Stephen J. Ollier, Nicholas Rogerson, S. Lance Silver and Howard Silverstone were not timely with the filing of a Form 3 required under
Section 16(a) of the Exchange Act.

CODE OF CONDUCT AND ETHICS

      We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is filed as an exhibit to Annual Report on Form 10-KSB filed on April 14, 2003 and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 1811 Chestnut Street, Suite 120, Philadelphia, Pennsylvania 19103. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver.

ITEM 10.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning the compensation earned during the fiscal years ended June 30, 2002 and June 30, 2003, respectively, and, due to the change in our fiscal year end from June 30th to December 31st, the twelve-month period ended December 31, 2003 and the six-month period ended December 31, 2003 for services rendered by our (1) Chief Executive Officer, (2) each of our other most highly compensated executive officers who earned over $100,000 during the last fiscal year and (3) the individual who acted as our Chief Executive Officer prior to the reverse merger. The information provided for the twelve-month period ended December 31, 2003 will overlap with the information provided for the fiscal year ended June 30, 2003 and with the six months ended December 31, 2003. Unless otherwise noted, the compensation paid to our current Chief Executive Officer and the other officers listed below (other than Ms. Sherman) prior to November 13, 2003, the date of the reverse merger, was paid to such officers by TNCI UK, the wholly-owned subsidiary of TNX Television Holdings, Inc.

                                                                           LONG-TERM
                                                                         COMPENSATION
                                                                         ------------
                                                                            AWARDS
                                                                         ------------
NAME                                                                      SECURITIES
AND PRINCIPAL                                         OTHER ANNUAL    UNDERLYING OPTIONS/    ALL OTHER
POSITION              YEAR        SALARY       BONUS  COMPENSATION          SARS(#)         COMPENSATION
---------------       ----        ------       -----  ------------    -------------------   ------------




Irwin L. Gross,       2003 (1)   $0              $0      $0               327,047               $223,000 (5)
Chief Executive       2003 (2)   $0              $0      $0               725,150               $421,000 (6)
Officer, Chairman     2003 (3)   $0              $0      $0               1,724,303             $396,000 (7)
& President           2002 (4)   $0              $0      $0               0                     $165,000 (8)

David Shevrin,        2003 (1)   $7,833          $0      $0               270,795               $0
Chief Financial       2003 (2)   $7,833          $0      $0               270,795               $0
Officer &             2003 (3)   $0              $0      $0               248,211               $0
Secretary             2002 (4)   $0              $0      $0               0                     $0

Stephen J. Ollier     2003 (1)   $112,063        $0      $10,464 (9)      --                    $5,603 (10)
Managing              2003 (2)   $217,108        $0      $16,734 (9)      --                    $10,855 (10)
Director              2003 (3)   $208,319        $0      $17,968 (9)      767,801               $10,416 (10)
TNCI UK, Ltd.         2002 (4)   $191,277        $0      $16,336 (9)      --                    $9,564 (10)

Philip A. Campbell    2003 (1)   $77,582         $0      $8,523 (9)       --                    $3,879 (10)
Commercial            2003 (2)   $150,306        $0      $14,826 (9)      --                    $7,515 (10)
Director              2003 (3)   $144,221        $0      $13,816 (9)      698,000               $7,211 (10)
TNCI UK, Ltd.         2002 (4)   $132,423        $0      $12,584 (9)      --                    $6,621 (10)

Nicole Sherman,       2003 (1)   $0              $0      $0               --                    $0
Former Chief          2003 (2)   $0              $0      $0               --                    $0
Executive             2003 (3)   $0              $0      $0               --                    $0
Officer (11)          2002 (4)   $0              $0      $0               --                    $0



(1) On February 2, 2004, we changed our fiscal year end from June 30th to December 31st. The compensation in this row reflects compensation paid during the six months ended December 31, 2003 and therefore includes six months of compensation reflected in the following row for the twelve months ended December 31, 2003.

(2) This row reflects compensation for the twelve months ended December 31, 2003.

(3)   This row reflects compensation for the fiscal year ended June 30, 2003.

(4)   This row reflects compensation for the fiscal year ended June 30, 2002.

(5) Includes a $25,000 management fee paid to Belgravia Investment Partners, LP ("Belgravia"), of which Mr. Gross is the managing partner and has sole voting and dispositive power and $198,000 of accrued consulting fees payable to Ocean Castle Partners, LLC ("Ocean Castle"), of which Mr. Gross is the principal and has sole voting and dispositive power pursuant to a consulting agreement with Ocean Castle.

(6) Includes a $25,000 management fee paid to Belgravia and $396,000 of accrued consulting fees payable to Ocean Castle pursuant to a consulting agreement.

(7) Includes $132,000 of consulting fees paid to Ocean Castle and $264,000 of accrued consulting fees payable to Ocean Castle, pursuant to a consulting agreement.

(8)   Includes $165,000 of consulting fees paid to Ocean Castle Partners, LLC.

(9) Other Annual Compensation for Messrs. Ollier and Campbell consisted of the payment of automobile expenses pursuant to the terms of their respective employment agreements.

(10) All Other Compensation for Messrs. Ollier and Campbell consisted of pension plan contributions pursuant to the terms of their respective employment agreements.

(11) Ms. Sherman resigned as an officer on November 13, 2003 in connection with the reverse merger. Pursuant to the pre-merger public filings of SZM
      Distributors, Inc., Ms. Sherman owned 21,740,000 shares of common stock prior to the merger. All but 10,000 of those shares were cancelled in order to facilitate the merger.

OPTION GRANTS IN OUR LAST FISCAL YEAR

      The following table shows grants of stock options that we made during the twelve months ended December 31, 2003 to each of the executive officers named in the Summary Compensation Table, above.


                                                    Individual Grants
                                                    -----------------

                              % of Total
                               Number of             Options/SARs
                              Securities              Granted to                  Exercise
                              Underlying             Employees in                 or Base
                             Options/SARs          Fiscal Year Ended               Price           Expiration
   Name                      Granted (#) (1)       December 31, 2003              ($/Share)           Date
-------------               ---------------       ------------------             ---------         ----------

Irwin L. Gross                  398,103                  35.2%                     $0.129               Oct. 1, 2008

                                327,047                  28.9%                     $0.25               Aug. 30, 2009

David N. Shevrin                270,795                  23.9%                     $0.129              Aug. 30, 2006

Stephen J. Ollier                 --                      --                         --                      --

Philip A. Campbell                --                      --                         --                      --

Nicole Sherman                    --                      --                         --                      --

(1) The options were granted prior to the adoption of our 2004 Employee, Director and Consultant Stock Option Plan. The options granted to the above named executive officers are non-qualified stock options and vested at the date of grant.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the twelve months ended December 31, 2003. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2003. The value of the unexercised in-the-money options at fiscal year end is based on a value of $2.00 per share, the closing price of our stock on the Over-the-Counter Bulletin Board on December 30, 2003 (the last trading day prior to the fiscal year end), less the per share exercise price.

                                                             Number of
                                                        Securities Underlying              Value of the Unexercised
                                                         Unexercised Options                 In-The-Money Options
                              Shares                     at Fiscal Year-Ended                at Fiscal Year-Ended
                             Acquired                      December 31, 2003                  December 31, 2003
                                on         Value      ---------------------------     -------------------------------
        Name                 Exercise    Realized(1)  Exercisable   Unexercisable     Exercisable       Unexercisable
     -----------------       --------    ---------    -----------   -------------     -----------       -------------
     Irwin L. Gross          2,051,350      $0         2,051,350          0                $3,798,503               --
     David N. Shevrin        519,006        $0         519,006            0                $971,061                 --
     Stephen J. Ollier       811,951        $0         811,951            0                $1,519,116               --
     Philip A. Campbell      698,000        $0         698,000            0                $1,305,958               --
     Nicole Sherman          0              $0         0                  0                $0                       --

(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

COMPENSATION OF DIRECTORS

      We engaged an independent compensation consulting firm in order to develop an appropriate compensation scheme for our non-employee directors. Our non-employee directors do not receive monetary compensation, but rather are eligible to participate in our 2004 Employee, Director and Consultant Stock Option Plan. We provided an initial grant of options to purchase 40,000 shares of common stock to each non-employee director that joined the Board prior to January 31, 2004. Non-employee directors who join the Board subsequent to January 31, 2004 shall be entitled to a grant of 30,000 shares of common stock upon first joining the Board during 2004. Non-employee directors that serve on one or more Board committees are also entitled to the following annual grants of options to purchase common stock: (i) 15,000 options for service as a member of our Audit Committee, (ii) 10,000 options for service as a member of our Compensation Committee, and (iii) 10,000 options for service as a member of our Nominating and Governance Committee, all at an exercise price equal to the fair market value of the common stock on the grant date. The chairman of the Audit Committee is entitled to 25,000 options, the chairman of the Compensation Committee to 15,000 options and the chairman of the Nominating and Governance Committee to 20,000 options. The options granted for joining the Board under this formula vest one-half following one year of service after the date of grant and one-quarter per year for the subsequent two years. Options granted under this formula to non-employee directors for committee service vest one-third following one year of service after the date of grant and one-third per year for the subsequent two years. No options were granted under this formula during the twelve months ended December 31, 2003. Options granted during the twelve months ended December 31, 2003 to any named executive officers serving on the Board are reported under "Executive Compensation -- Option Grants in Last Fiscal Year." Expenses incurred in attending Board of Director meetings and committee meetings are reimbursed.

      In addition, on February 19, 2004, Nicolas Rogerson, a non-employee director, was granted options to purchase 250,000 shares of common stock at an exercise price of $1.25 per share for his services as a director, Board committee member and consultant. One-sixth of the options (41,667) vested immediately, 41,667 will vest on August 15, 2004 and 83,333 will vest on August 15, 2005 and 2006. This grant covers his fees for Board, committee and consulting services. He does not receive formula option grants for joining the Board or serving on committees as described above. Compensation for Mr. Rogerson's consulting services also consists of a (pound)17,000 annual contribution to the salary of his administrative assistant.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

      Stephen J. Ollier is employed as the Managing Director of TNCI UK Limited pursuant to a Service Agreement, dated August 29, 2001, by and between TNCI UK and Mr. Ollier. Pursuant to such agreement, Mr. Ollier's employment commenced on September 20, 1999 and will continue (subject to earlier termination in accordance with the terms of the agreement) until terminated by either party upon at least six months prior written notice. In consideration for his employment, Mr. Ollier shall receive a salary of (pound)130,000, which is subject to an annual increase at our discretion. In addition, Mr. Ollier receives monthly contributions to his personal non-employer-sponsored pension plan at a rate of 5% of his monthly basic salary, in addition to health insurance coverage and reasonable business and travel expenses, including reimbursement for phone calls made in connection with his duties. Mr. Ollier is also entitled to an automobile allowance and to participate in TNCI UK's bonus scheme, which participation he has waived in favor of participation in TNX Television Holdings' bonus scheme and stock option plan for as long as he is employed by TNCI UK. While the Service Agreement also contains a provision that would entitle Mr. Ollier to subscribe for up to 4.6% of the equity share capital in TNCI UK, at a Board Meeting held on October 22, 2003, Mr. Ollier agreed to waive such provision and instead agreed to accept 767,800 options to purchase our common stock subsequent to the merger, which options have since been issued in full. The agreement is terminable by TNCI UK at any time in the event of his breach of the agreement, gross misconduct or conviction of a criminal offense or if TNCI UK becomes bankrupt. In the event of termination by TNCI UK for any other reason, Mr. Ollier is entitled to a severance package. The agreement also contains confidentiality, non-solicitation and non-competition provisions.

      Phillip Campbell is employed as the Commercial Director of TNCI UK Limited pursuant to a Service Agreement, dated August 29, 2001, by and between TNCI UK and Mr. Campbell. Pursuant to such agreement, Mr. Campbell's employment commenced on March 1, 2000 and will continue (subject to earlier termination in accordance with the terms of the agreement) until terminated by either party upon at least six months prior written notice. In consideration for his employment, Mr. Campbell shall receive a salary of (pound)90,000, which is subject to an annual increase at our discretion. In addition, Mr. Campbell receives monthly contributions to his personal non-employer-sponsored pension plan at a rate of 5% of his monthly basic salary, in addition to health insurance coverage and reasonable business and travel expenses, including reimbursement for phone calls made in connection with his duties. Mr. Campbell is also entitled to an automobile allowance and to participate in TNCI UK's bonus scheme, which participation he has waived in favor of participation in TNX Television Holdings' bonus scheme and stock option plan for as long as he is employed by TNCI UK. While the Service Agreement also contains a provision that would entitle Mr. Campbell to subscribe for up to 2% of the equity share capital in TNCI UK, at a Board Meeting held on October 22, 2003, Mr. Campbell agreed to waive such provision and instead agreed to accept 698,000 options to purchase our common stock subsequent to the merger, which options have since been issued in full. The agreement is terminable by TNCI UK at any time in the event of his breach of such agreement, gross misconduct or conviction of a criminal offense or if TNCI UK becomes bankrupt. In the event of termination by TNCI UK for any other reason, Mr. Campbell is entitled to a severance payment equal to 50% of his then current annual salary. The agreement also contains confidentiality, non-solicitation and non-competition provisions.


      We plan to renegotiate the employment contracts of Messrs. Ollier and Campbell in the near future, as well as negotiate written employment agreements with our other executive officers. We have retained Compensation Resources, Inc. a compensation consulting firm, to recommend a new compensation plan for directors, officers and employees.

      In addition, our 2004 Employee, Director and Consultant Stock Option Plan provides for the accelerated vesting of all outstanding options upon a change-in-control, unless otherwise determined by our Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The  following  table  sets  forth  certain   information   regarding  the
beneficial ownership of our common stock as of April 23, 2004:

      o     the executive officers named in the summary compensation table;
      o     each of our directors;
      o     all of our current directors and executive officers as a group; and
      o each stockholder known by us to own beneficially more than five percent of our common stock.

      Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 23, 2004, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 45,815,924 shares of common stock outstanding on April 23, 2004.

      Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.


NAME OF BENEFICIAL OWNER           NUMBER OF SHARES       PERCENTAGE OF
--------------------------------   BENEFICIALLY OWNED     COMMON STOCK
DIRECTORS AND EXECUTIVE OFFICERS   ------------------     -------------

Irwin L. Gross(1)                  13,881,267               29.0%
Stephen J. Ollier (2)                 817,838                1.8%
Norman Fetterman                            0                  *
Nicolas Rogerson(3)                    41,667                  *
S. Lance Silver (4)                   176,476                  *
Howard Silverstone(5)                       0                  *
David N. Shevrin (6)                  715,235                1.5%
Philip A. Campbell (7)                703,887                1.5%
All current executive officers     16,336,371               34.3%

And directors
 as a group (seven  persons) (8)

FIVE PERCENT STOCKHOLDERS
Global Technologies, Ltd.(9)        5,863,301               12.8%
Platinum Partners
 Global Macro Fund, LP              3,370,177                7.4%
Belgravia
 Investment Partners, LP(10)        4,689,829               10.2%

--------------------
* Less than one percent.

(1) Includes (a) 4,204,337 shares held by Belgravia Investment Partners, LP ("Belgravia"), of which Mr. Gross is the managing partner and has sole voting and dispositive power, (b) 776,787 shares held by Gross Investments Company, LP, of which Mr. Gross is the managing partner and has sole voting and dispositive power, (c) 5,863,301 shares held by Global Technologies, Ltd., of which Mr. Gross is Chief Executive Officer and has sole voting and dispositive power, (d) 485,492 shares pledged to Belgravia by Reed Properties Inc. granting voting control of such shares to Belgravia, of which Mr. Gross is the managing partner and has sole voting power, (e) 2,051,350 shares underlying warrants and options that are immediately exercisable owned by Ocean Castle Partners, LLC, of which Mr. Gross is the principal and has sole voting and dispositive power.
(2) Includes 5,887 shares of common stock and 811,951 shares underlying warrants and options that are exercisable within 60 days of the date hereof.
(3) Includes options to purchase 41,667 shares of common stock that are exercisable within 60 days of the date hereof. Does not include options to purchase 208,333 shares of common stock that are not exercisable within the next 60 days.
(4) Includes 5,887 shares of common stock and options to purchase 170,589 shares of common stock that are exercisable within 60 days of the date hereof. Does not include options to purchase 85,000 shares of common stock that are not exercisable within the next 60 days.
(5) Does not include options to purchase 85,000 shares of common stock that are not exercisable within 60 days of the date hereof.
(6) Includes 196,299 shares of common stock and 519,006 shares underlying warrants and options that are exercisable within 60 days of the date hereof.
(7) Includes 5,887 shares of common stock and 698,000 shares underlying warrants and options that are exercisable within 60 days of the date hereof.
(8) Includes 12,043,807 shares of common stock and warrants and options to purchase 4,292,563 shares of common stock that are exercisable within 60 days of the date hereof. Does not include 378,333 options to purchase common stock that are not exercisable within the next 60 days.
(9) Mr. Gross has sole voting and dispositive power.
(10) Includes 485,492 shares pledged to Belgravia by Reed Properties Inc. granting voting control of such shares to Belgravia, of which Mr. Gross is managing partner and has sole voting and dispositive power.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We issued a promissory note on December 3, 2003 to Gross Investments Company, LP for $85,000. The managing partner of Gross Investments is our Chairman, Chief Executive Officer and President, Irwin Gross. The note accrued interest at a rate of ten percent per annum, was due January 5, 2004 and included a one-time transaction fee of $1,500 owed to Gross Investments. The note was repaid on January 9, 2004 in the amount of $87,362.

      We issued a second promissory note on December 16, 2003 to Platinum Partners Global Macro Fund, LP for $100,000. Platinum is the beneficial owner of 3,370,177 shares of our common stock, which comprises 7.4% of our outstanding common stock. The note accrues interest at a rate of ten percent per annum, was due January 16, 2004 and included a one-time transaction fee of $1,500 owed to Platinum. The note was repaid on January 9, 2004 in the amount of $102,130.

      Prior to the reverse merger transaction, TNCI UK borrowed $550,000 from Belgravia Investment Partners, LP, of which Irwin Gross is the managing partner, at an interest rate of ten percent per annum. Interest expense totaled $3,915 for the year ended June 30, 2003 and $14,292 for the six months ended December 31, 2003. Belgravia converted $500,000 of the principal and the interest of the loan into 2,081,259 shares of our common stock on November 13, 2003 in connection with the merger. The remaining $50,000 remains payable by us to Belgravia. We also entered into an agreement with Belgravia to provide management services. As of April 14, 2004, we had paid Belgravia an aggregate of $105,000 for such management services. Belgravia's total remuneration for such services during fiscal 2003 was $25,000.



      Ocean Castle Partners, LLC received warrants to purchase 398,103 shares of our common stock at an exercise price of $.129 and warrants to purchase 327,047 shares of our common stock at an exercise price of $.25 for providing certain investor relations services. TNCI UK also entered into a management and consulting agreement (the "Management Agreement") with Ocean Castle in February 2002. The Management Agreement provides for the payment of $33,000 per month to Ocean Castle for twenty four months and the delivery of warrants to purchase common stock of TNCI UK. TNCI UK has issued and delivered the warrants but only paid nine of the twenty four monthly installments. As a result, $462,000 was due to Ocean Castle as of December 31, 2003, under the Management Agreement. The principal of Ocean Castle is our Chairman, CEO and President, Irwin Gross.

      We issued a promissory note to Irwin Gross in April 2004 for $230,000 in connection with a bridge loan made by Mr. Gross to us. The note is payable on demand on May 6, 2004. The note includes a one-time transaction fee of $2,000.

      On February 19, 2004, Nicolas Rogerson, a non-employee director, was granted options to purchase 250,000 shares of common stock at an exercise price of $1.25 per share for his services as a director, Board committee member and consultant. One-sixth of the options (41,667) vested immediately, 41,667 will vest on August 15, 2004 and 83,333 will vest on August 15, 2005 and 2006. This grant covers his fees for Board and consulting services. He does not receive formula option grants for joining the Board or serving on committees as described in "Item 10. Executive Compensation - Compensation of Directors."
Compensation for Mr. Rogerson's consulting services also consists of a (pound)17,000 annual contribution to the salary of his administrative assistant.

      We believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A) EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT

2.1 Agreement and Plan of Merger dated November 12, 2003 among the Registrant, SZMD Acquisition II, Inc. and TNX Television, Inc. (1)

2.2   Certificate of Merger filed with the Delaware Secretary of State (2)

3.1   Certificate of Incorporation (3)

3.2   Bylaws (4)

3.3 Certificate of Designations, Rights and Preferences of 5% Series A Convertible Preferred Stock (5)

4.1   Specimen Common Stock Certificate (6)

4.2 TNX Television Holdings, Inc. 2004 Employee, Directors and Consultant Stock Option Plan (7)

4.3   Form of Incentive Stock Option Agreement under 2004 Stock Option Plan (8)

4.4   Form of Nonqualified  Stock Option  Agreement under 2004 Stock Option Plan
      (9)

4.5   Form of Warrant to  purchase  common  stock  between  the  Registrant  and
      certain   employees,   directors  and  consultants  prior  to  the  merger
      effectuated on November 12, 2003 (10)

4.6 Form of Stock Option Agreement between the Registrant and certain employees, directors and consultants prior to the merger effectuated on November 12, 2003 (11)

4.7 Form of Warrant to purchase the Common Stock of TNX Television Holdings, Inc. (12)

4.8 Registration Rights Agreement, dated as of April 23, 2004, by and among TNX Television Holdings, Inc. and the stockholders listed therein. (13)

10.1 Form of Subscription Agreement in connection with the private placement of common stock completed in January 2004 (14)

10.2 Securities Purchase Agreement, dated as of April 23, 2004, by and among TNX Television Holdings, Inc. and certain investors listed therein (15)

10.3  Service Agreement by and between TNCI UK, Ltd. and Stephen J. Ollier. *

10.4  Service Agreement by and between TNCI UK, Ltd. and Phillip Campbell. *

14    Corporate Code of Conduct and Ethics (16)

16    Letter from Hall & Company regarding change in certifying accountant (17)

21.1  Subsidiaries of the Registrant (18)

31.1  Certification of Chief Executive Officer *

31.2  Certification of Chief Financial Officer *

32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 (19)

32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 (20)

-------------------------------------
*     Filed herewith.

(1) Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K/A filed on December 31, 2003.

(2) Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K/A filed on December 31, 2003.

(3) Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(4) Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(5) Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 28, 2004.

(6) Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(7) Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(8) Incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(9) Incorporated by reference to Exhibit 4.4 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(10) Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(11) Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(12) Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 28, 2004.

(13) Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 28, 2004.

(14) Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(15) Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 28, 2004.

(16) Incorporated by reference to Exhibit 14 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(17) Incorporated by reference to Exhibit 16 of our Current Report on Form 8-K/A filed on December 31, 2003.

(18) Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(19) Incorporated by reference to Exhibit 32.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(20) Incorporated by reference to Exhibit 32.2 of our Annual Report on Form 10-KSB filed on April 14, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANTS AND FEES

      The following table presents fees for professional audit services rendered by BDO Seidman, LLP for the audit of our financial statements for the six-month period ended December 31, 2003 and the fiscal year ended June 30, 2003, and by Hall & Company for the fiscal year ended June 30, 2002, and fees billed for other services rendered by each of BDO Seidman, LLP, BDO Stoy Hayward, Goldenberg Rosenthal and Hall & Company during those periods. On February 2, 2004, we changed our fiscal year from a fiscal year end of June 30th to a fiscal year end of December 31st.


                    SIX-MONTH PERIOD ENDED          FISCAL YEAR ENDED     FISCAL YEAR ENDED
                          DECEMBER 31,2003              JUNE 30, 2003     JUNE 30, 2002 (3)
                    ----------------------     ----------------------     -----------------
AUDIT FEES:(1)                    $172,964                   $103,466                    $0
AUDIT RELATED                           $0                         $0                    $0
FEES:
TAX FEES:(2)                        $3,169                         $0                    $0
ALL OTHER FEES:                         $0                         $0                    $0
TOTAL                             $176,133                   $103,466                    $0
                                  --------                   --------              --------


(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits. Of the $172,964 of audit fees accrued during the six-month period ended December 31, 2003, $67,473 is attributable to BDO Seidman, LLP, $76,819 is attributable to BDO Stoy Hayward, $18,859 is attributable to Goldenberg Rosenthal and $8,813 is attributable to Hall & Company. All of the audit fees accrued during the fiscal year ended June 30, 2003 are attributable to BDO Stoy Hayward.

(2) Tax fees consist principally of assistance with matters related to the assessment of the amount our annual taxes and state franchise taxes and tax work performed in connection with our application for listing on the AIM, as well as tax compliance and reporting, all of which were paid to BDO Seidman, LLP.


(3) This chart does not reflect fees paid by SZM Distributors, Inc. prior to the reverse merger completed on November 12, 2003.

      The percentage of services set forth above in the category tax fees that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 100%.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

      Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

      Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

      1. AUDIT services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

      2. AUDIT-RELATED services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

      3. TAX services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

      4. OTHER FEES are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

      Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

      The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2004                    TNX TELEVISION HOLDINGS, INC.


                                         By: /s/  Irwin L. Gross
                                             ------------------------------
                                            Irwin L. Gross
                                            President & Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----

/s/  Irwin L. Gross           President, Chief Executive         April 29, 2004
---------------------------   Officer and Chairman (principal
Irwin L. Gross                executive officer)


/s/  Norman Fetterman         Chief Financial Officer            April 29, 2004
---------------------------   (principal financial and
Norman Fetterman              accounting officer)


/s/  Stephen J. Ollier        Director                           April 29, 2004
---------------------------
Stephen J. Ollier


/s/  Nicolas Rogerson         Director                           April 29, 2004
---------------------------
Nicolas Rogerson


/s/  S. Lance Silver          Director                           April 29, 2004
---------------------------
S. Lance Silver

/s/  Howard Silverstone       Director                           April 29, 2004
---------------------------
Howard Silverstone