Form 10QSB
period 2004-03-31
TNX TELEVISION HOLDINGS INC
filed 2004-05-17
CIK 1156867

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-22848


                          TNX TELEVISION HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          DELAWARE                                             84 -1178691
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


        1811 CHESTNUT STREET, SUITE 120, PHILADELPHIA, PENNSYLVANIA 19103
        -----------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (215) 972-8191
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                ------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check mark whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
                                                                  Yes |X| No |_|

The number of shares outstanding of our Common Stock, $0.001 par value per share, as of May 12, 2004 was 46,065,924 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes |_| No |X|

                          TNX TELEVISION HOLDINGS, INC.

                              INDEX TO FORM 10-QSB

                                                                                                 PAGE
                                                                                                 ----
PART I.       FINANCIAL INFORMATION.............................................................  2

Item 1.       Financial Statements..............................................................  2

              Consolidated Balance Sheet as of March 31, 2004 (unaudited).......................  2

              Statements of Operations (unaudited) for the
              Three Months Ended March 31, 2004 and 2003........................................  3

              Consolidated Statements of Stockholders' Equity as of
              March 31, 2004 (unaudited after December 31, 2003)................................  4

              Consolidated Statements of Cash Flows (unaudited) for the
              Three Months Ended March 31, 2004 and 2003........................................  5

              Notes to Consolidated Financial Statements........................................  6

Item 2.       Management's Discussion and Analysis or Plan of Operation......................... 14

Item 3.       Controls and Procedures........................................................... 18


PART II.      OTHER INFORMATION................................................................. 19

Item 1.       Legal Proceedings ................................................................ 19

Item 2.       Changes in Securities and Small Business Issuer Purchases of Equity Securities.... 19

Item 3.       Defaults Upon Senior Securities................................................... 19

Item 4.       Submission of Matters to a Vote of Security Holders............................... 19

Item 5.       Other Information................................................................. 19

Item 6.       Exhibits and Reports on Form 8-K ................................................. 19

SIGNATURES ..................................................................................... 21

PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS


                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

--------------------------------------------------------------------------------

                                                               March 31           December 31
       ASSETS                                                    2004                 2003
                                                              ------------        ------------
                                                              (Unaudited)
Current assets
       Cash and cash equivalents                              $    248,185        $     90,947
       Prepaid expenses and VAT recoverable                        759,996             143,556
                                                              ------------        ------------

       TOTAL CURRENT ASSETS                                      1,008,181             234,503

PROPERTY AND EQUIPMENT, net                                        801,615             407,044
                                                              ------------        ------------

TOTAL ASSETS                                                  $  1,809,796        $    641,547
                                                              ============        ============


       LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
       Accounts payable and accrued expenses                  $  2,006,973        $  1,292,963
       Notes payable                                                57,335             485,000
                                                              ------------        ------------

       TOTAL LIABILITIES                                         2,064,308           1,777,963
                                                              ------------        ------------

COMMITMENTS

STOCKHOLDERS' EQUITY DEFICIENCY
       Common stock, $.001 par value
            Authorized 100,000,000 shares
            Issued and outstanding as of
                 March 31, 2004 45,915,924 shares
                 December 31, 2003 42,665,924 shares                45,916              42,666
       Additional paid-in capital                                9,962,350           6,522,818
       Deficit accumulated during the development stage        (10,242,864)         (7,689,408)
       Accumulated other comprehensive loss                        (19,914)            (12,492)
                                                              ------------        ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                    (254,512)         (1,136,416)
                                                              ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)       $  1,809,796        $    641,547
                                                              ============        ============

                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                             September 23
                                                                                                 1999
                                                                                              (inception)
                                                      Three months ended March 31              through
                                                    -------------------------------            March 31
                                                        2004                2003                2004
                                                    ------------        ------------        ------------
SALES                                               $         --        $         --        $     55,335
                                                    ------------        ------------        ------------

DIRECT EXPENSES                                          197,092                 601             575,684

OPERATING EXPENSES
       Salaries and employee related expenses            502,828             217,542           3,470,227
       General and administrative                      1,848,797             375,257           6,212,600
                                                    ------------        ------------        ------------

       TOTAL DIRECT AND OPERATING EXPENSES             2,548,717             593,400          10,258,511
                                                    ------------        ------------        ------------

LOSS FROM OPERATIONS                                  (2,548,717)           (593,400)        (10,203,176)
                                                    ------------        ------------        ------------

OTHER INCOME (EXPENSE)
       Interest income                                     2,625                 380              10,156
       Interest expense                                   (7,364)                 --             (49,844)
                                                    ------------        ------------        ------------

       TOTAL OTHER INCOME (EXPENSE), net                  (4,739)                380             (39,688)
                                                    ------------        ------------        ------------

NET LOSS                                            $ (2,553,456)       $   (593,020)       $(10,242,864)
                                                    ============        ============        ============

BASIC AND DILUTED LOSS PER SHARE                    $      (0.06)       $      (0.03)
                                                    ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   45,617,572          23,201,737
                                                    ============        ============

                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------


                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                           Common Stock               Additional       During the
                                                                  -----------------------------        Paid-in         Development
                                                                     Shares           Amount           Capital            Stage
                                                                  ------------     ------------     ------------      ------------
Balance, September 23, 1999 (inception)                                 11,774     $          3     $         --      $         --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     --               --               --                --

NET LOSS                                                                    --               --               --          (573,540)
                                                                  ------------     ------------     ------------      ------------
BALANCE, JUNE 30, 2000                                                  11,774                3               --          (573,540)


COMMON STOCK ISSUED MARCH 1, 2001                                    5,875,075            5,884        2,038,646                --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     --               --               --                --

NET LOSS                                                                    --               --               --        (1,026,171)
                                                                  ------------     ------------     ------------      ------------

BALANCE, JUNE 30, 2001                                               5,886,849            5,887        2,038,646        (1,599,711)


COMMON STOCK ISSUED FEBRUARY 12, 2002                               10,122,614           10,123        1,389,877                --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     --               --               --                --

NET LOSS                                                                    --               --               --       (1,403,291)
                                                                  ------------     ------------     ------------      ------------

BALANCE, JUNE 30, 2002                                              16,009,463           16,010        3,428,523        (3,003,002)


COMMON STOCK ISSUED DURING THE YEAR                                  9,127,246            9,127        1,065,873                --

STOCK OPTIONS AND WARRANTS ISSUED AS COMPENSATION                           --               --          101,000                --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     --               --               --                --

NET LOSS                                                                    --               --               --       (2,572,544)
                                                                  ------------     ------------     ------------      ------------

BALANCE, JUNE 30, 2003                                              25,136,709           25,137        4,595,396        (5,575,546)


ISSUANCE OF SHARES FOR SERVICES, OCTOBER 23, 2003                      100,000              100           24,900                --

SHARES EXCHANGED FOR LOANS, NOVEMBER 13, 2003                        3,429,215            3,429          853,876                --

COMMON STOCK ISSUED, NOVEMBER 13, 2003                               4,000,000            4,000          884,037                --

SHARES ISSUED TO SHAREHOLDERS OF SZMD, INC.,
NOVEMBER 13, 2003                                                   10,000,000           10,000          127,609                --

STOCK WARRANTS ISSUED AS COMPENSATION                                       --               --           37,000                --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     --               --               --                --

NET LOSS                                                                    --               --               --        (2,113,862)
                                                                  ------------     ------------     ------------      ------------

BALANCE, DECEMBER 31, 2003                                          42,665,924           42,666        6,522,818        (7,689,408)


COMMON STOCK ISSUED, JANUARY 7, 2004 (UNAUDITED)                     3,150,000            3,150        2,831,850                --

COMMON STOCK ISSUED AS COMPENSATION (UNAUDITED)                        100,000              100          246,900                --

STOCK OPTIONS AND WARRANTS ISSUED AS COMPENSATION (UNAUDITED)               --               --          360,782                --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (UNAUDITED)                         --               --               --                --

NET LOSS (UNAUDITED)                                                        --               --               --        (2,553,456)
                                                                  ------------     ------------     ------------      ------------

BALANCE, MARCH 31, 2004 (UNAUDITED)                                 45,915,924     $     45,916     $  9,962,350      $(10,242,864)
                                                                  ============     ============     ============      ============

                                                                     Accumulated
                                                                        Other
                                                                    Comprehensive                       Comprehensive
                                                                    Income (Loss)        Total          Income (Loss)
                                                                    ------------      ------------      ------------
Balance, September 23, 1999 (inception)                             $         --      $          3

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                   (2,312)           (2,312)     $     (2,312)

NET LOSS                                                                      --          (573,540)         (573,540)
                                                                    ------------      ------------      ------------
BALANCE, JUNE 30, 2000                                                    (2,312)         (575,849)     $   (575,852)
                                                                                                        ============

COMMON STOCK ISSUED MARCH 1, 2001                                             --         2,044,530

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                  (12,594)          (12,594)     $    (12,594)

NET LOSS                                                                      --        (1,026,171)       (1,026,171)
                                                                    ------------      ------------      ------------

BALANCE, JUNE 30, 2001                                                   (14,906)          429,916      $ (1,038,765)
                                                                                                        ============

COMMON STOCK ISSUED FEBRUARY 12, 2002                                         --         1,400,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                   55,339            55,339      $     55,339

NET LOSS                                                                     --         (1,403,291)       (1,403,291)
                                                                    ------------      ------------      ------------

BALANCE, JUNE 30, 2002                                                    40,433           481,964      $ (1,347,952)
                                                                                                        ============

COMMON STOCK ISSUED DURING THE YEAR                                          --          1,075,000

STOCK OPTIONS AND WARRANTS ISSUED AS COMPENSATION                            --            101,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                  113,943           113,943      $    113,943

NET LOSS                                                                     --         (2,572,544)       (2,572,544)
                                                                    ------------      ------------      ------------

BALANCE, JUNE 30, 2003                                                   154,376          (800,637)     $ (2,458,601)
                                                                                                        ============

ISSUANCE OF SHARES FOR SERVICES, OCTOBER 23, 2003                             --            25,000

SHARES EXCHANGED FOR LOANS, NOVEMBER 13, 2003                                000           857,305

COMMON STOCK ISSUED, NOVEMBER 13, 2003                                        --           888,037

SHARES ISSUED TO SHAREHOLDERS OF SZMD, INC.,
NOVEMBER 13, 2003                                                             --           137,609

STOCK WARRANTS ISSUED AS COMPENSATION                                         --            37,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 (166,868)         (166,868)     $   (166,868)

NET LOSS                                                                      --        (2,113,862)       (2,113,862)
                                                                    ------------      ------------      ------------

BALANCE, DECEMBER 31, 2003                                               (12,492)       (1,136,416)     $ (2,280,730)
                                                                                                        ============

COMMON STOCK ISSUED, JANUARY 7, 2004 (UNAUDITED)                             --          2,835,000

COMMON STOCK ISSUED AS COMPENSATION (UNAUDITED)                              --            247,000

STOCK OPTIONS AND WARRANTS ISSUED AS COMPENSATION (UNAUDITED)                --            360,782

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (UNAUDITED)                       (7,422)           (7,422)     $     (7,422)

NET LOSS (UNAUDITED)                                                          --        (2,553,456)       (2,553,456)
                                                                    ------------      ------------      ------------

BALANCE, MARCH 31, 2004 (UNAUDITED)                                 $    (19,914)     $   (254,512)     $ (2,560,878)
                                                                    ============      ============      ============

                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                   September 23
                                                                                                                       1999
                                                                                                                    (inception)
                                                                                 Three Months Ended March 31          through
                                                                              ---------------------------------      March 31
                                                                                    2004              2003             2004
                                                                              ----------------   --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss
      Adjustments to reconcile net loss to net                                 $   (2,553,456)    $   (593,020)   $   (10,242,864)
           cash used in operating activities
           Depreciation                                                                10,214           57,509            647,149
           Common stock, stock options and
                warrants issued as compensation                                       607,782                -            770,782
           (Increase) decrease in prepaid expenses
                and VAT recoverable                                                  (616,440)          14,578           (759,996)
           Increase (decrease) in accounts payable
                and accrued expenses                                                  714,010           93,510          2,144,582
                                                                              ----------------   --------------  -----------------

      NET CASH USED IN OPERATING ACTIVITIES                                        (1,837,890)        (427,423)        (7,440,347)
                                                                              ----------------   --------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                           (404,785)                -        (1,448,764)
                                                                              ----------------   --------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                        2,835,000          375,001          8,242,570
      Net proceeds from issuance of notes
           payable and accrued interest                                                 7,335                -          1,349,640
      Repayment of notes payable                                                     (435,000)               -           (435,000)
                                                                              ----------------   --------------  -----------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                     2,407,335          375,001          9,157,210
                                                                              ----------------   --------------  -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (7,422)           7,261            (19,914)
                                                                              ----------------   --------------  -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               157,238          (45,161)           248,185

CASH AND CASH EQUIVALENTS
      Beginning of period                                                              90,947           57,544                  -
                                                                              ----------------   --------------  -----------------

      End of period                                                            $      248,185     $     12,383    $       248,185
                                                                              ================   ==============  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for interest                                 $        8,864     $          -    $        13,819
                                                                              ================   ==============  =================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
      ACTIVITIES
      Increase in additional paid in capital as a result of common stock,
           stock options and warrants issued as compensation                   $      607,782     $          -    $       770,782
                                                                              ================   ==============  =================

      Capital stock issued in exchange for notes payable and related
           accrued interest                                                                                       $     1,049,948
                                                                                                                 =================

                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 Presentation

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 Organization

      TNX Television Holdings, Inc. ("TNX" or "the Company"), is a Delaware corporation and operates through its wholly-owned subsidiary, TNCI UK, Ltd. ("TNCI"). In October, 2003, TNX Television, Inc. ("TNX TV") was established and on October 23, 2003 merged with TNCI. TNCI was formally established in the United Kingdom as a corporation registered under the laws of England and Wales in September, 1999 to develop, install and operate screens providing captive audience information and entertainment based programming specifically for the passenger rail market.

      Since inception, the Company has been engaged in organizational activities, including raising capital and research and development activities. The Company is in the development stage and has not generated significant revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on the success of the Company's efforts to raise additional capital, its research and commercialization efforts and ultimately, the market acceptance of the Company's products. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates commencing operations in the third quarter of 2004.

      Pursuant to TNCI's merger with TNX TV, the shareholders of TNCI received 25,136,708 shares of TNX TV in exchange for all of the outstanding shares of TNCI or 21,349,884 shares. In addition, options and warrants to purchase 5,366,833 common shares of TNCI were exchanged for options and warrants to purchase 6,334,076 shares of common stock of TNX TV. Upon completion of the merger, TNCI became

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 2 Organization (continued)

      a wholly-owned subsidiary of TNX TV. At the merger date, 100,000 shares of TNX TV common stock were issued to an unaffiliated consultant for services rendered in conjunction with the merger. As a result, a charge of $25,000 was recorded for these services.

      On November 13, 2003, a wholly-owned subsidiary of SZM Distributors, Inc. ("SZMD"), a Nevada corporation, SZMD Acquisition II, Inc., ("Acquisition Subsidiary"), merged with and into TNX TV. TNX TV became a wholly-owned subsidiary of SZMD in a transaction accounted for as a reverse acquisition of SZMD by TNX TV. Prior to the reverse merger, SZMD was a nonoperating public shell corporation with nominal assets. In accordance with the terms of the merger, the stockholders of TNX TV exchanged all of the issued and outstanding shares of TNX TV at a one-for-one ratio for 28,665,924 shares of SZMD's common stock. The holders of options and warrants to acquire 6,334,076 shares of TNX TV's common stock exchanged their options and warrants for options and warrants to acquire 6,334,076 shares of SZMD's common stock, and the 1,000 issued and outstanding shares of Acquisition Subsidiary common stock were converted into 1,000 shares of TNX TV common stock.

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

      On January 7, 2004, SZMD completed a private placement whereby it issued 3,150,000 shares in exchange for $2,850,000 net of $15,000 in legal fees. The private placement was issued pursuant to Regulation S under the Securities Act of 1933, as amended.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 2 Organization (continued)

      On February 17, 2004, SZMD merged with and into TNX TV with TNX TV becoming the surviving corporation. Concurrently, the name of the surviving corporation was changed to TNX Television Holdings, Inc. As a result of such transaction, TNX Television Holdings, Inc. became the successor issuer to SZMD. TNCI continues to be a wholly-owned subsidiary of TNX Television Holdings, Inc.


NOTE 3 Summary of Significant Accounting Policies

      RECENT ACCOUNTING PRONOUNCEMENTS

      There are no accounting standards issued before March 31, 2004 but effective after March 31, 2004 that are expected to have a material impact on the financial statements of the Company.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of nondiscounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairment as of March 31, 2004 or December 31, 2003.

      ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      FOREIGN CURRENCY TRANSLATION

      All balance sheet accounts of the Company are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustments are presented as accumulated other comprehensive income (loss) for all periods presented. Substantially, all of the Company's operations are located in the United Kingdom.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 Summary of Significant Accounting Policies (continued)


      NET LOSS PER SHARE

      Basic and diluted net loss per share are calculated using the weighted average number of shares of common stock outstanding during each period. Historical shares of common stock have been retroactively restated to give effect to the exchange of shares with shares of TNX Television, Inc. in November, 2003. Since the effect of an assumed exercise of all outstanding stock options and warrants would be anti-dilutive, basic and diluted loss per share are the same.

NOTE 4 Notes Payable

      Prior to the reverse merger transaction, TNCI UK borrowed $550,000 from Belgravia Investment Partners, LP ("Belgravia"), a related party, between April, 2003 and September, 2003, $100,000 from an unrelated individual on July 23, 2003, $100,000 from an unrelated United States investor on August 7, 2003 and $126,000 from an unrelated United Kingdom investor on June 27, 2003. Each note carried an interest rate of ten percent per annum. As of March 31, 2004 and December 31, 2003, the unpaid balance of these notes and related interest was $50,000. Notes and accrued interest totaling $857,305 were converted into 3,429,215 shares ($.25 per share) of the Company's common stock in November, 2003. As of March 31, 2004, the Company still owed $50,000 to Belgravia.

      During December, 2003, the Company borrowed $185,000 from two related parties and $250,000 from two unrelated parties. The notes accrued interest at 10% per annum. The balances of all of these notes, plus accrued interest and related transaction fees were $7,335 and $435,000 as of March 31, 2004 and December 31, 2003, respectively.

NOTE 5 Commitments

      PURCHASE CONTRACT

      In September 2003, TNCI UK entered into a supply agreement with Linsang Manufacturing, Inc. ("LMIC"). LMIC provides TNCI UK with a nimble, single, "turn-key" source for the design, development, integration and delivery of broadband entertainment and information systems on trains. Under the agreement, which expires December 31, 2005, the companies will work together to aggressively develop and market TNCI UK's turnkey solutions to client specifications in the passenger rail market. TNCI has currently committed to purchase approximately $1,900,000 of equipment.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 Options and Warrants

      Number of options exercisable into shares of common stock:

                                                 Three Months Ended March 31, 2004
                                           -----------------------------------------------
                                                                               Weighted
                                                                               Average
                                                              Option           Exercise
                                             Shares            Price            Price
                                           ------------    --------------    -------------
Outstanding, beginning of period             4,713,668       $.129 - .25            $ .14
     Granted                                   250,000              1.25             1.25
     Cancelled                                  -
     Exercised                                  -
                                           ------------

Outstanding, end of period                                   .129 - 1.25              .20
     Exercisable                             4,755,335       .129 - 1.25              .15

Weighted average remaining
     contractual life (years)                      5.1

Exercised in current and prior                  -
     years

Available for future grants                    174,698

      Number of warrants exercisable into shares of common stock:

                                                 Three Months Ended March 31, 2004
                                           ----------------------------------------------
                                                                              Weighted
                                                                               Average
                                                              Warrant         Exercise
                                              Shares           Price            Price
                                           -------------    -------------    ------------
Outstanding, beginning of year                1,195,710      $.129 - .25          $ .176
     Granted                                     25,000             2.47            2.47
     Cancelled                                  -
     Exercised                                  -
                                           -------------

Outstanding, end of year                                     .129 - 2.47             .22
     Exercisable                              1,220,710      .129 - 2.47             .22

Weighted average remaining
     contractual life (years)                       4.3


                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 Options and Warrants (continued)

      During the three months ended March 31, 2004, the Company issued 250,000 and 25,000, respectively, options and warrants to consultants of the Company. As a result, the Company recorded a charge of $360,782 during the period representing the fair value of the options and warrants issued for services.

NOTE 7 Subsequent Events

      On April 26, 2004, the Company completed a private placement of securities in which it raised approximately $10,080,000 in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds to the Company of approximately $9,300,000 after deducting the placement agent fees and other expenses related to the private placement.

      Pursuant to the terms of the private placement, the Company issued to investors 10,080 shares of 5% Series A convertible preferred stock with a stated value of $1,000 per share, convertible into an aggregate of 7,466,664 shares of the Company's common stock at a conversion price of $1.35 and warrants to purchase an aggregate of 3,733,337 shares of common stock at an exercise price of $1.75 per share. Investors received a warrant to purchase one share of common stock for each two shares of common stock issuable upon conversion of the shares of preferred stock.

      Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. The Company may pay the dividends, at its option, either in cash or shares of common stock. The holders of the Series A preferred stock are entitled to a liquidation preference equal to the amount invested, plus any accumulated and unpaid dividends. Except as otherwise required by law, the Series A preferred stock is nonvoting. However, for so long as any shares of the Series A preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of at least a majority of the shares of preferred stock then outstanding: alter or change adversely the powers, preferences or rights given to the Series A preferred stock; authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to the Series A preferred stock; redeem or purchase any Company securities; pay or declare a dividends upon any junior securities; or enter into any agreement with respect to the foregoing items.

      Each share of Series A preferred stock will automatically convert into common stock at a conversion price of $1.35 at such time as the volume weighted average price of the Company's common stock for each of 30 consecutive trading days is greater than $4 per share.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 7 Subsequent Events (continued)

      The warrants issued in the private placement have an exercise price of $1.75 per share of common stock and will expire five years from the closing date. The Company may call the warrants, at any time commencing one year after the closing, if the volume weighted average price of the common stock for each of 30 consecutive trading days following the one year anniversary of issuance is greater than $4.50 per share.

      The Company intends to use a portion of the net proceeds from the financing to repay approximately $850,000 of indebtedness to certain of its affiliates. The remainder will be used for general corporate purposes and working capital.

      The Company directors, executive officers and certain holders of greater than 5% of the outstanding common stock have agreed not to sell or otherwise dispose of any of the Company's securities held by such persons, subject to certain exceptions, without the consent of the placement agent, for a period of 180 trading days commencing upon the closing of the private placement.

      The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D promulgated under the Securities Act. The shares of common stock underlying the preferred stock and the shares of common stock underlying the warrants have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, also dated as of April 28, 2004, which requires the Company to file a registration statement with the Securities and exchange Commission within 30 days of the closing covering the resale of (i) the shares of common stock underlying the shares of preferred stock issued to the investors and (ii) the shares of common stock underlying the warrants issued to the investors and to have such registration statement declared effective within 90 days after such closing, subject to extension as a result of written comments by the Securities and Exchange Commission. The Company would be subject to penalties of up to 1.5% of the investor's investment per month for each month the Company was late in meeting such deadlines up to a cap of an aggregate of 15%. In addition to covering the resale of the investors' securities described above, such registration statement will also cover the resale of 3,000,000 shares of common stock held by current stockholders and the 373,331 shares underlying the warrants issued to the placement agents.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 8 Plan

      The Company expects to begin to generate cash from its advertising-based sales model in the third quarter of fiscal 2004 and these revenues will grow as the Company's installation base increases and a greater market acceptance of its medium as a viable outlet for advertisers exists. The Company believes the combination of the equity financing and cash generated from operations will provide sufficient cash resources to finance its operations and projected expansion of its marketing and research and development activities for the next 12 months. If, however, the Company is in a position to accelerate the installation of equipment in connection with new contracts with other TOCs that the Company does not currently anticipate, or if the revenues generated from its advertising-based sales model are less than our current forecast, it is possible that the Company would require more funds sooner than presently anticipated. In such event, the Company would need to obtain additional funds and cannot assure that it will be able to do so on favorable terms, if at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      In this section, "Management's Discussion and Analysis or Plan of Operation," references to "TNX", "we," "us," "our," and "ours" refer to TNX Television Holdings, Inc. and its consolidated subsidiaries.

      The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-QSB.

FORWARD-LOOKING INFORMATION

      Except for historical information contained herein, this "Management's Discussion and Analysis or Plan of Operation" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the period ended December 31, 2003. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

OVERVIEW

      We are engaged in the development, installation and operation of in-carriage broadcast systems on commuter railways. We have developed an integrated solution for railway commuter service that delivers news, entertainment and information programming to passengers via the operation of an in-carriage broadcast system (the "TNX system"). We believe that we are the only company in the UK, currently with a total solution for in-train television broadcasting. Our business model is designed to make the adoption of the system very simple for railway companies. We develop, install, maintain and finance all of the necessary equipment on the trains. We also provide all content programming and revenue generation management. We intend to generate revenues by selling commercial time to advertisers that would be broadcast during the programming similar to conventional television broadcasting. In return, we pay the train operator a negotiated fee for the concession rights to install the TNX system on their trains. We believe that installation of our TNX system offers considerable benefits to train operators beyond the additional revenues they would receive, including the ability to offer a more entertaining passenger experience and enhanced communication of information to passengers.

      We believe that the success of our business model is predicated upon the accomplishment of the following objectives by us: (1) implementing a cost-effective technology system that meets regulatory approval and performs reliably on the trains, (2) securing contracts with train operating companies ("TOCs"), (3) sourcing compelling and engaging content and (4) securing advertisers at competitive market rates.

      Our initial focus is on commuter train lines in the United Kingdom, where we already have exclusive commercial relationships for the provision of our TNX system with a number of the privately owned TOCs, including definitive six-year agreements with Central Trains Ltd. ("Central Trains") and c2c Rail Limited ("c2c") and a five-year agreement with South Central Limited ("South Central") and letters of intent with other TOCs. We have focused on the UK market, because the privatized environment has made train operators more innovative and receptive to offering the railway passenger a better travel experience.

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

      Currently, we have entered into a six year agreement with Central Trains beginning in March 2004 to install our system in Central Trains' Birmingham commuter services, representing approximately 18 million passenger journeys per year. In April 2004, we entered into a five-year agreement with South Central Limited to install our TNX system on South Central's fleet of trains, representing approximately 115 million passenger journeys per year. South Central operates services throughout South London, Surrey and Sussex and to/from two of London's major rail terminals. In May 2004, we entered into a six-year agreement with c2c Rail Limited to install our TNX system on c2c's fleet of trains, representing approximately 29 million passenger journeys per year. c2c is a London Suburban train operator, carrying passengers daily between Fenchurch Street, Southend and Tilbury.

      We have also entered into letters of intent, giving us 12-month negotiating exclusivity, with eight other TOCs. Collectively, these TOCs and the TOCs with whom we have entered into agreements represent over 50% of the UK commuter train market and over 70% of the London commuter market.

      We are in the process of seeking to enter into definitive agreements with the TOCs that have signed letters of intent. Once the system is fully operational with our first TOC, we believe that we will be able to convert several of our existing letters of intent into definitive agreements on an accelerated basis. We believe that as a "first mover" we have a significant competitive advantage in the market. Additionally, as we gain critical mass, we expect advertisers to show a greater interest in showing commercials or sponsoring programming content on our system.

      We have conducted a pilot phase of the TNX system on both Birmingham and London commuter train networks, from which customer feedback has been extremely positive. Based on the results of a leading independent research firm, we found that the advertising recall rate during the pilot phase compared quite favorably with other mediums, including television. Furthermore, the UK commuter market is made up disproportionately of passengers with very desirable demographics - upscale, well-educated, 18 to 44 years old, who in general are more difficult for advertisers to reach because they watch less television than the population, as a whole. We believe the TNX system presents advertisers a new, effective means to reach a captive group with highly desirable demographics. We are currently working together with a leading UK independent media sales house to market the opportunity to both media buyers and outdoor media specialists.

      We have entered into a content supply contract with Independent Television News Limited of London ("ITN"), a leading international news organization, to provide us comprehensive national and international news service on an exclusive basis to be shown on TNX's commuter rail television service in the UK. The term of the contract is three years and can be extended by mutual agreement. The content provided to us pursuant to this agreement will represent a significant portion of the content we expect to procure for the UK commuter market. We expect that the general interest items will be sourced from a range of production companies, mostly based in the UK, where there is a wide choice and competitive pricing.

      At the present time, we are purchasing and plan to purchase in the near term the on-train equipment with equity raised from investors. Based on our discussions with leading equipment financing companies, we expect that by the first half of 2005 to have demonstrated to their satisfaction that our business model is sustainable and will generate sufficient funds to pay for the equipment on a financing basis out of cash flows from operations.

CRITICAL ACCOUNTING POLICIES

      Our Management's Discussion and Analysis or Plan of Operation section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations and contingencies and litigation and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of income tax assets and liabilities.

Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of nondiscounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues

      During the three months ended March 31, 2004 and March 31, 2003, we recorded no operating revenues. We expect to begin generating revenues from our advertising-based sales model by the third quarter of 2004. We expect that our revenues will initially consist of sales of commercial time to advertisers interspersed during our general programming content shown to train passengers.

Operating Expenses

      During the three months ended March 31, 2004, our direct and operating expenses were $2,548,717 as compared to $593,400 for the three months ended March 31, 2003, an increase of 329%. This increase was primarily due to additional expenditures related to our first TOC contract, which included an increase in personnel and associated overhead, purchase of equipment and work in process, installation and operation of on-train product trials for three train cars, as well as added corporate costs associated with becoming a public company, including due diligence and investigation for listing on the Alternative Investment Market ("the AIM") of the London Stock Exchange and increased professional services fees, such as legal and accounting fees.

      Our salaries and employee related expenses for the three months ended March 31, 2004 totaled $502,828, as compared to $217,542 for the three months ended March 31, 2003, a 131% increase. As of March 31, 2004, we had 23 employees, including four individuals hired during the quarter as compared to a total of 10 employees at the end of the three months ended March 31, 2003. Expansion of overhead during 2003 and the first quarter of 2004, particularly in the area of operations, engineering, finance and media management, occurred as we geared up in order to satisfy the requirements of our first TOC contract. We do not believe that a proportionate increase will be required for future contracts with TOCs.

      Our general and administrative expenses for the three months ended March 31, 2004 totaled $1,848,797, as compared to $375,257 for the three months ended March 31, 2003, a 393% increase. Such increase was due to the expansion of general and administrative expenses to meet the needs of our first and future TOC contracts, as well as added corporate costs associated with becoming a public company, including investigation and due diligence for listing on the AIM, increased professional services fees, such as legal and accounting fees in connection with, among other things, our financial audits and public filings, our shareholders' meeting in February 2004 and a private placement completed in January 2004. Other expenses were incurred in connection with the hiring of an investor relations firm for six months at $10,000 per month plus the issuance of 100,000 shares of restricted stock and an agreement with a third party to develop investor collateral material, pursuant to which we issued 25,000 warrants to purchase our common stock. We do not believe that a proportionate increase will be required for future contracts with TOCs. We expect our other general and administrative expenses to be at a comparable level in future periods due to on-going activities related to our being a public company.

      In November 2003, we entered into an agreement with Digital Media Sales ("DMS") to help develop our advertising sales strategy and to work with media buyers for placement of advertisements on our network. Pursuant to the agreement, we pay DMS a minimum of (pound)5,500 per month. This equated to approximately $28,400 ((pound)16,500) in the first quarter of 2004. During the first quarter of 2004, we spent approximately $170,000 on the acquisition of content for our programming, as well as developing promotional messages informing passengers about us and the network they are watching. Content was acquired from ITN, which provided eighteen minutes per half hour journey of international and domestic news, business and sports. In addition, we licensed a variety of "off the shelf" general entertainment content from other third party vendors. We contracted with the London Playout Centre for the compilation of our programming content. We developed a series of promotional messages, known as "stings", to be inserted in the programming shown to passengers; the cost of which was approximately $29,000. This is a one-time cost and not a recurring expense.

      In the first quarter of 2004, we applied to have our TNX trademark logo registered throughout the European Union. This expense for the application was approximately $2,900 and the registration would last for three years.

      During the three months ended March 31, 2004 and March 31, 2003, we did not have any research and development costs. We currently have no budget for research and development. We are, however, looking into new products to support our existing product line. Funding sources, however, would need to be developed to support those activities.

      During the three months ended March 31, 2004, our non-employee sales and marketing compensation costs were approximately $49,900, as compared to approximately $91,000 for the three months ended March 31, 2003, a decrease of 45%. During the first quarter of 2004, we utilized the services of a third party public relation firm to assist us in managing press and railway passenger interest in the system and conducted market research for a prospective TOC. The decrease in spending was primarily due to the fact that we no longer utilized the services of a consultant to assist with our sales and marketing efforts, as we did in the first quarter of 2003.

      During the three months ended March 31, 2004, we granted options to purchase a total of 250,000 shares of our common stock. On February 19, 2004, Nicolas Rogerson, a non-employee Director, was granted options to purchase 250,000 shares of common stock at an exercise price of $1.25 per share for his services as a director, Board committee member and consultant. The options granted to Mr. Rogerson were valued at $350,000. During the three months ended March 31, 2003, we did not grant any other options to purchase shares of our common stock.

      During the three months ended March 31, 2004, we granted warrants to purchase an aggregate of 25,000 shares to an unaffiliated consultant. These warrants were valued at $10,782, the fair market value of the warrants based on the Black-Scholes option pricing model. We also issued 100,000 shares of restricted stock to an unaffiliated consultant for investor relations services. These shares were valued at $247,000. During the three months ended March 31, 2003, we did not grant any other warrants.

Interest Expense and Interest Income, Net

      During the three months ended March 31, 2004, our interest expense and interest income, net, were $7,364 and $2,625 respectively, as compared to $0 and $380, respectively, for the three months ended December 31, 2003. Our interest expenses were related to interest paid on our investor and corporate office loans and our interest income, net, was comprised of accrued interest on our bank deposits.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. At March 31, 2004, we had a working capital deficiency (current assets less current liabilities) of $1,056,127, as compared to a working capital deficiency of $1,543,460 as of December 31, 2003. We anticipate that we will continue to incur operating and net losses for the foreseeable future.

      At March 31, 2004, we had cash, cash equivalents and short-term deposits of $248,185, as compared to $90,947 at December 31, 2003.

      Capital expenditures for the three months ended March 31, 2004 were $404,785 as compared to capital expenditures of $0 for the three months ended March 31, 2003. This capital investment represents expenditures made on product development and equipment required for the first TOC contract. This increase was primarily due to our investment in proprietary player software to ensure seamless content transition between segments and in the engineering of our system to meet the stringent railway regulatory environment. We have outstanding capital commitments of $1,900,000 for the purchase of product and equipment required for our first TOC contract.

      We generated negative cash flow from operating activities of $1,837,890 during the three months ended March 31, 2004, as compared to $427,423 during the three months ended March 31, 2003. This increase in negative cash flow was primarily due to our expansion of the organization and associated overhead related to performing our initial TOC contract, acquisition and development of programming content, purchase and installation of equipment for on-train product trials on three cars, and added corporate costs associated with becoming a public company, including increased professional services fees, such as legal and accounting fees.

      To date, we have financed our operations with cash from financing activities totaling approximately $9,157,210. As of March 31, 2004 we had no bank line of credit and had no commercial loans.

      On April 28, 2004, we completed a private placement of securities in which we raised approximately $10,080,000 in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds to us of approximately $9,300,000 after deducting the placement agent fees and other expenses related to the private placement. We intend to use a portion of the net proceeds from the financing to repay approximately $850,000 of indebtedness to certain of our affiliates. The remainder will be used for general corporate purposes and working capital. We expect to begin to generate cash from our advertising-based sales model in the third quarter of fiscal 2004 and these revenues will grow as our installation base increases and a greater market acceptance of our medium as a viable outlet for advertisers exists. We believe the combination of the equity financing and cash generated from operations will provide sufficient cash resources to finance our operations and projected expansion of our marketing and research and development activities for the next twelve months. If, however, we are in a position to accelerate the installation of equipment in connection with new contracts with other TOCs that we do not currently anticipate and/ or the revenues generated from our advertising-based sales model are less than our current forecast, it is possible that we would require more funds sooner than presently anticipated. In such event, we would need to obtain additional funds and cannot assure you that we will be able to do so on favorable terms, if at all.

      Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, TNX, which is in the development stage, has suffered recurring losses from operations and has a net capital deficiency.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At a special meeting of stockholders, which was held on February 12, 2004, our stockholders:

      (1) Approved the reincorporation merger of SZM Distributors, Inc., a Nevada corporation, with and into its wholly-owned subsidiary, TNX Television Holdings, Inc., a Delaware corporation.

      (2)   Approved our 2004 Employee, Director and Consultant Stock Option
            Plan.


      The following tables show the common stock votes cast with respect to the proposals identified above:

                            For                  Against           Abstentions
Proposal 1                  29,026,193           0                 0
Proposal 2                  29,026,193           0                 0


ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following exhibits are being filed with this Report:

EXHIBIT NUMBER      DESCRIPTION

            31.1  Certification of Chief Executive Officer *

            31.2  Certification of Chief Financial Officer *

            32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

            32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

* Filed herewith

(b)   Reports on Form 8-K

      (i) On January 26, 2004, we filed a Current Report on Form 8-K/A further amending our Current Report on Form 8-K filed on November 26, 2003 with respect to Items 5 and 7, wherein we announced that we had entered into an Agreement and Plan of Merger dated November 12, 2003 with TNX Television, Inc. and SZMD Acquisition II, Inc. and had closed on the transaction on November 13, 2003.

      (ii) On February 3, 2004, we filed a Current Report on Form 8-K reporting on Item 8, announcing that we had changed our fiscal year end to December 31st.

      (iii) On February 25, 2004, we filed a Current Report on Form 8-K reporting on Item 5, announcing the completion of the reincorporation merger of SZM Distributors, Inc., a Nevada corporation, with and into its wholly-owned subsidiary, TNX Television Holdings, Inc., a Delaware corporation on February 17, 2004. In addition, the Form 8-K also served as a notice that we are the successor issuer to SZM Distributors, Inc. under Rule 12g-3 of the Exchange Act, and are thereby subject to the informational requirements of the Exchange Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TNX TELEVISION HOLDINGS, INC.


Dated:  May 17, 2004                      By:  /s/ IRWIN L. GROSS
                                               -----------------------------
                                               Irwin L. Gross
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Dated:  May 17, 2004                      By:  /s/ NORMAN FETTERMAN
                                               -----------------------------
                                               Norman Fetterman
                                               Chief Financial Officer,
                                               (Principal Financial and
                                               Accounting Officer)