Form 10KSB/A
period 2003-12-31
TNX TELEVISION HOLDINGS INC
filed 2004-06-10
CIK 1156867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                        (AMENDMENT NO. 2 TO FORM 10-KSB)

[MARK ONE]

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from July 1, 2003 to December 31, 2003.

                          Commission file no.: 0-22848

                          TNX TELEVISION HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                Delaware                                      95-4868287
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

                          $.001 Par Value Common Stock

                                (Title of Class)

--------------------------------------------------------------------------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

      The issuer's revenues for the fiscal year ended December 31, 2003 were $0. The aggregate market value of the issuer's voting common equity held as of March 31, 2004 by non-affiliates of the Issuer was approximately $39,541,366 based on the closing price of $2.20 as of March 31, 2004. |_|

      As of June 8, 2004, the issuer had 46,065,924 shares of its $0.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

EXPLANATORY NOTE

      The purpose of this amendment is to correct Exhibits 4.6 and 10.1 to our Annual Report on Form 10-KSB as originally filed on April 14, 2004 (the "Original Filing") and to Amendment No. 1 to our Annual Report on Form 10-KSB/A as filed on April 29, 2004 ("Amendment No. 1"). The incorrect forms of such exhibits were inadvertently filed and the correct forms are hereby filed as Exhibits 4.6 and 10.1 to this Amendment No. 2 to our Annual Report on Form 10-KSB/A. Section (a) of Item 13 referenced below is amended by deleting the item in its entirety and replacing it with the item set forth herein. Any item in the Original Filing or Amendment No. 1 not expressly changed hereby shall be as set forth in the Original Filing or Amendment No. 1, as applicable.

                                    PART III

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

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

 4.6 Form of Stock Option Agreement between the Registrant and certain employees, directors and consultants relating to options issued prior to the merger effectuated on November 12, 2003*

 4.7 Form of Warrant to purchase the Common Stock of TNX Television Holdings, Inc. (11)

 4.8 Registration Rights Agreement, dated as of April 23, 2004, by and among TNX Television Holdings, Inc. and the stockholders listed therein. (12)

 10.1 Form of Subscription Agreement in connection with the private placement of common stock completed in January 2004 *

 10.2 Securities Purchase Agreement, dated as of April 23, 2004, by and among TNX Television Holdings, Inc. and certain investors listed therein (13)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

 10.3             Service  Agreement by and between TNCI UK, Ltd. and Stephen J.
                  Ollier. (14)

 10.4             Service  Agreement  by and between  TNCI UK, Ltd.  and Phillip
                  Campbell. (15)

 14               Corporate Code of Conduct and Ethics (16)

 16 Letter from Hall & Company regarding change in certifying accountant (17)

 21.1             Subsidiaries of the Registrant (18)

 31.1             Certification of Chief Executive Officer (19)

 31.2             Certification of Chief Financial Officer (20)

 32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 (21)

 32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 (22)

------------------------------
 *   Filed herewith.

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

(7) Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(8) Incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(9) Incorporated by reference to Exhibit 4.4 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(10) Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(11) Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 28, 2004.

(12) Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 28, 2004.

(13) Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 28, 2004.

(14) Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our Annual Report on Form 10-KSB/A filed on April 29, 2004.

(15) Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our Annual Report on Form 10-KSB/A filed on April 29, 2004.

(16) Incorporated by reference to Exhibit 14 of our Annual Report on Form 10-KSB filed on April 14, 2004.

------------------------------
 *   Filed herewith.

(17) Incorporated by reference to Exhibit 16 of our Current Report on Form 8-K/A filed on December 31, 2003.

(18) Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(19) Incorporated by reference to Exhibit 31.1 of Amendment No. 1 to our Annual Report on Form 10-KSB/A filed on April 29, 2004.

(20) Incorporated by reference to Exhibit 31.2 of Amendment No. 1 to our Annual Report on Form 10-KSB/A filed on April 29, 2004.

(21) Incorporated by reference to Exhibit 32.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(22) Incorporated by reference to Exhibit 32.2 of our Annual Report on Form 10-KSB filed on April 14, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004                          TNX  TELEVISION   HOLDINGS, INC.

                                              By: /s/  Irwin L. Gross
                                                 -------------------------------
                                                 Irwin L. Gross
                                                 President  &  Chief  Executive
                                                 Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                        DATE


/s/  Irwin L. Gross            President, Chief                June 10, 2004
-----------------------------  Executive Officer and
Irwin L. Gross                 Chairman (principal
                               executive officer)


/s/  Norman Fetterman          Chief Financial                 June 10, 2004
-----------------------------  Officer (principal
Norman Fetterman               financial and
                               accounting officer)


/s/  Stephen J. Ollier         Director and Managing           June 10, 2004
-----------------------------  Director of TNCI UK, Ltd.
Stephen J. Ollier


/s/  Nicolas Rogerson          Director                        June 10, 2004
-----------------------------
Nicolas Rogerson


/s/  S. Lance Silver           Director                        June 10, 2004
-----------------------------
S. Lance Silver


/s/  Howard Silverstone
-----------------------------
Howard Silverstone             Director                        June 10, 2004