Form 10QSB
period 2004-06-30
TNX TELEVISION HOLDINGS INC
filed 2004-08-16
CIK 1156867

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

      |_| Transition report pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-22848

                          TNX TELEVISION HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Delaware                              84 -1178691
          ------------------------------                  -----------
         (State or Other Jurisdiction of                (I.R.S. Employer
          Incorporation or Organization)                Identification No.)

        1811 Chestnut Street, Suite 120, Philadelphia, Pennsylvania 19103
          (Address of Principal Executive Offices, Including Zip Code)


                                 (215) 972-8191
                (Issuer's Telephone Number, Including Area Code)

                  --------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check mark whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes X  No
                                                                      ---   ---

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of August 12, 2004 was 47,541,948 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes |_| No |X|

                          TNX TELEVISION HOLDINGS, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I.       FINANCIAL INFORMATION.........................................  2

Item 1.       Financial Statements..........................................  2

              Consolidated Balance Sheet as of June 30, 2004 (unaudited)....  2

              Statements of Operations (unaudited) for the
              Six Months and Three Months Ended June 30, 2004 and 2003......  3

              Consolidated Statements of Stockholders' Equity as of
              June 30, 2004 (unaudited after December 31, 2003).............  4

              Consolidated Statements of Cash Flows (unaudited) for the
              Six Months Ended June 30, 2004 and 2003.......................  5

              Notes to Consolidated Financial Statements....................  6

Item 2.       Management's Discussion and Analysis or Plan of Operation..... 14

Item 3.       Controls and Procedures....................................... 20


PART II.      OTHER INFORMATION............................................. 20

Item 1.       Legal Proceedings ............................................ 20

Item 2.       Changes in Securities and Small Business
               Issuer Purchases of Equity Securities........................ 20

Item 3.       Defaults Upon Senior Securities............................... 22

Item 4.       Submission of Matters to a Vote of Security Holders........... 22

Item 5.       Other Information............................................. 22

Item 6.       Exhibits and Reports on Form 8-K ............................. 23

SIGNATURES ................................................................. 24


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                                         June 30          December 31
      ASSETS                                                                               2004              2003
                                                                                        ------------     ------------
                                                                                        (Unaudited)
Current assets
      Cash and cash equivalents                                                         $  4,972,426     $     90,947
      Prepaid expenses and VAT recoverable                                                 2,044,497          143,556
                                                                                        ------------     ------------

      TOTAL CURRENT ASSETS                                                                 7,016,923          234,503

PROPERTY AND EQUIPMENT, net                                                                  851,908          407,044
                                                                                        ------------     ------------

TOTAL ASSETS                                                                            $  7,868,831     $    641,547
                                                                                        ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                             $  1,647,943     $  1,292,963
      Notes payable                                                                               --         485,000
                                                                                        ------------     ------------

      TOTAL LIABILITIES                                                                    1,647,943        1,777,963
                                                                                        ------------     ------------
COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Series A Preferred Stock, $.001 par value
           Convertible, 5% Cumulative
           Authorized                             10,000,000 shares
           Issued and outstanding as of
                June 30, 2004                     9,580 shares
                December 31, 2003                 0 shares                                        10               --
      Common stock, $.001 par value
           Authorized                             100,000,000 shares
           Issued and outstanding as of
                June 30, 2004                     46,500,466 shares
                December 31, 2003                 42,665,924 shares                           46,500           42,666
      Additional paid-in capital                                                          19,329,890        6,522,818
      Deficit accumulated during the development stage                                   (13,221,413)      (7,689,408)
      Accumulated other comprehensive income (loss)                                           65,901          (12,492)
                                                                                        ------------     ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                              6,220,888       (1,136,416)
                                                                                        ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                 $  7,868,831     $    641,547
                                                                                        ============     ============

                        See notes to financial statements


                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                               September 23
                                                                                                                  1999
                                                Three months ended June 30       Six months ended June 30      (inception)
                                               ----------------------------   ----------------------------       through
                                                                                                                 June 30
                                                  2004            2003            2004           2003              2004
                                               ------------    ------------    ------------    ------------    ------------


SALES                                          $         --    $         --    $         --    $         --    $     55,335
                                               ------------    ------------    ------------    ------------    ------------

DIRECT EXPENSES                                    314,771          43,659         511,863          44,260         890,455

OPERATING EXPENSES
     Salaries and employee related expenses         798,865         209,511       1,301,693         427,053       4,269,092
     General and administrative                   1,889,195         519,198       3,737,992         894,455       8,101,795
                                               ------------    ------------    ------------    ------------    ------------

     TOTAL DIRECT AND OPERATING EXPENSES          3,002,831         772,368       5,551,548       1,365,768      13,261,342
                                               ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                             (3,002,831)       (772,368)     (5,551,548)     (1,365,768)    (13,206,007)
                                               ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                 16,947             652          19,572           1,032          27,103
     Interest expense                                 7,335          (3,366)            (29)         (3,366)        (42,509)
                                               ------------    ------------    ------------    ------------    ------------

     TOTAL OTHER INCOME (EXPENSE), net               24,282          (2,714)         19,543          (2,334)        (15,406)
                                               ------------    ------------    ------------    ------------    ------------

NET LOSS                                       $ (2,978,549)   $   (775,082)   $ (5,532,005)   $ (1,368,102)   $(13,221,413)
                                               ============    ============    ============    ============     ===========

NET LOSS APPLICABLE
 TO COMMON SHAREHOLDERS:
     Beneficial conversion
      of preferred stock                       $ (6,966,288)   $         --    $ (6,966,288)   $         --
     Deemed dividend from beneficial
      conversion feature of warrants             (2,322,096)             --      (2,322,096)             --
                                               ------------    ------------    ------------    ------------

NET LOSS APPLICABLE
 TO COMMON SHAREHOLDERS                        $(12,266,933)   $   (775,082)   $(14,820,389)   $ (1,368,102)
                                               ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE               $      (0.27)   $      (0.03)    $   (0.32)     $      (0.06)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING              46,043,752      25,120,281      45,830,662      24,161,009
                                               ============    ============    ============    ============


                        See notes to financial statements


                                                                                  Deficit
                                                                                Accumulated  Accumulated
                              Preferred Stock        Common Stock    AdditionaL   During the     Other
                               --------------      ----------------   Paid-in    Development Comprehensive          Comprehensive
                               Shares  Amount      Shares      Amount  Capital      Stage     Income (Loss)  Total   Income (Loss)
                               ------  ------      ------      ------  -------    ----------  ------------   -----   ------------


Balance, September 23,
 1999 (inception)                                  11,774     $     3   $    --   $     --    $     --      $    3

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                                --          --        --     (2,312)     (2,312)      (2,312)

NET LOSS                                               --          --        --   (573,540)         --    (573,540)   (573,540)
                                                  -------      ------   ------- ----------    --------  ----------  ----------

BALANCE, JUNE 30, 2000                             11,774           3        --   (573,540)     (2,312)   (575,849)   (575,852)
                                                                                                                       =======

COMMON STOCK
 ISSUED MARCH 1, 2001                           5,875,075       5,884 2,038,646         --          --   2,044,530

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                                --          --        --         --     (12,594)    (12,594)    (12,594)

NET LOSS                                               --          --        -- (1,026,171)         --  (1,026,171) (1,026,171)
                                                ---------      ------   ------- ----------    --------  ----------  ----------

BALANCE, JUNE 30, 2001                          5,886,849       5,887 2,038,646 (1,599,711)    (14,906)    429,916  (1,038,765)
                                                                                                                    ==========

COMMON STOCK ISSUED
 FEBRUARY 12, 2002                             10,122,614      10,123 1,389,877         --          --   1,400,000

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                                --         --         --         --      55,339      55,339      55,339

NET LOSS                                               --         --         -- (1,403,291)         --  (1,403,291) (1,403,291)
                                               ----------      ------   ------- ----------    --------  ----------  ----------

BALANCE, JUNE 30, 2002                         16,009,463      16,010 3,428,523 (3,003,002)     40,433     481,964  (1,347,952)

COMMON STOCK
 ISSUED DURING THE YEAR                         9,127,246       9,127 1,065,873         --          --   1,075,000

STOCK OPTIONS AND WARRANTS
 ISSUED AS COMPENSATION                                --          --   101,000         --          --     101,000

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                                --          --        --         --     113,943     113,943     113,943

NET LOSS                                               --          --        --         --  (2,572,544) (2,572,544) (2,572,544)
                                               ----------      ------   ------- ----------    --------  ----------  ----------

BALANCE, JUNE 30, 2003                         25,136,709      25,137 4,595,396 (5,575,546)    154,376    (800,637) (2,458,601)

ISSUANCE OF SHARES FOR
 SERVICES, OCTOBER 23, 2003                       100,000         100    24,900         --          --      25,000

SHARES EXCHANGED FOR
 LOANS, NOVEMBER 13, 2003                       3,429,215       3,429   853,876         --          --     857,305

COMMON STOCK
 ISSUED, NOVEMBER 13, 2003                      4,000,000       4,000   884,037         --          --     888,037

SHARES ISSUED TO
 SHAREHOLDERS OF SZMD,
 INC., NOVEMBER 13, 2003                       10,000,000      10,000   127,609         --          --     137,609

STOCK WARRANTS
 ISSUED AS COMPENSATION                                --          --    37,000         --          --      37,000

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                                --          --        --         --    (166,868)   (166,868)   (166,868)

NET LOSS                                               --          --        -- (2,113,862)         --  (2,113,862) (2,113,862)
                                               ----------      ------   ------- ----------    --------  ----------  ----------

BALANCE, DECEMBER 31, 2003                     42,665,924      42,666 6,522,818 (7,689,408)    (12,492) (1,136,416) (2,280,730)

COMMON STOCK ISSUED,
 JANUARY 7, 2004 (UNAUDITED)                    3,150,000       3,150 2,831,850         --          --   2,835,000

COMMON STOCK ISSUED
 AS COMPENSATION (UNAUDITED)                      100,000         100   246,900         --          --     247,000

STOCK OPTIONS AND
 WARRANTS ISSUED AS
 COMPENSATION (UNAUDITED)                              --          --   440,532         --          --     440,532

ISSUANCE OF PREFERRED
 STOCK, APRIL 27, 2004
 (UNAUDITED)                   10,080  $    10         --          -- 9,288,374         --          --   9,288,384

COMMON STOCK ISSUED
 FOR SERVICES RELATED
 TO ISSUANCE OF PREFERRED
 STOCK UNAUDITED                   --       --    150,000         150      (150)        --          --          --

CONVERSION OF PREFERRED
 STOCK TO COMMON
 STOCK (UNAUDITED)               (500)      --    370,370         370      (370)        --          --          --

DIVIDEND PAID ON PREFERRED
 STOCK IN SHARES OF
 COMMON STOCK, JUNE 30, 2004
 (UNAUDITED                        --       --     64,172          64       (64)        --          --

BENEFICIAL CONVERSION FEATURE
 EMBEDDED IN PREFERRED STOCk
 AND WARRaNTS (UNAUDITED)          --       --         --          -- 9,288,384         --          --   9,288,384

DEEMED DIVIDEND ON
 PREFERRED STOCK (UNAUDITED)       --       --         --          --(6,966,288)        --          --  (6,966,288)

DEEMED DIVIDEND ON
 WARRANTS (UNAUDITED)              --       --         --          --(2,322,096)        --          --  (2,322,096)

FOREIGN CURRENCY
 TRANSLATION
 ADJUSTMENT (UNAUDITED)            --       --         --          --        --         --      78,393      78,393      78,393

NET LOSS (UNAUDITED)               --       --         --          --        -- (5,532,005)         --  (5,532,005) (5,532,005)

BALANCE,
 JUNE 30, 2004, (UNAUDITED)     9,580   $   10 46,500,466    46,500 $19,329,890 (13,221,413)   $65,901   6,220,888  (5,453,612)
                                =====   =====  ==========    ====== ===========  =========     =======   =========   =========




                                                                                 September 23
                                                                                     1999
                                                    Six Months Ended June 30      (inception)
                                                   ---------------------------      through
                                                                                    June 30
                                                       2004           2003            2004
                                                   ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                         (5,532,005)   $ (1,368,102)   $(13,221,413)
    Adjustments to reconcile net loss to net
       cash used in operating activities
       Depreciation                                      67,570         129,015         704,505
       Common stock, stock options and
           warrants issued as compensation              687,532          20,000         850,532
       (Increase) decrease in prepaid expenses
           and VAT recoverable                       (1,900,941)        (44,664)     (2,044,497)
       Increase (decrease) in accounts payable
           and accrued expenses                         354,980         232,562       1,785,552
                                                   ------------    ------------    ------------

    NET CASH USED IN OPERATING ACTIVITIES            (6,322,864)     (1,031,189)    (11,925,321)
                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                               (512,434)           (146)     (1,556,413)
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock            2,835,000         475,000       8,242,570
    Proceeds from issuance of preferred stock         9,288,384              --       9,288,384
    Net proceeds from issuance of notes
       payable and accrued interest                          --         446,299       1,342,305
    Repayment of notes payable                         (485,000)             --        (485,000)
                                                   ------------    ------------    ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES        11,638,384         921,299      18,388,259
                                                   ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  78,393         180,357          65,901
                                                   ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS               4,881,479          70,321       4,972,426

CASH AND CASH EQUIVALENTS
    Beginning of period                                  90,947          57,544              --
                                                   ------------    ------------    ------------

    End of period                                     4,972,426    $    127,865    $  4,972,426
                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the period for interest              8,864    $      3,711    $     13,819
                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITIES

    Increase in additional paid in capital as a
     result of common stock, stock options and
     warrants issued as compensation               $    687,532    $     20,000    $    850,532
                                                   ============    ============    ============

     Increase in common stock and decrease in
      additional paid in capital due to
      conversion of preferred stock                $        370                    $        370
                                                   ============    ============    ============

     Increase in common stock and decrease in
      additional  paid in capital due to
      common stock issued for services related
      to issuance of preferred stock               $        150                    $        150
                                                   ============    ============    ============

     Increase in common stock and decrease in
      additional  paid in capital due to
      payment of dividend on preferred stock
      in the form of common stock                  $         64                    $         64
                                                   ============    ============    ============

    Common stock issued in exchange for notes
     payable and related accrued interest                                          $  1,049,948
                                                   ============    ============    ============

                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1
PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these financial statements. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


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

On April 27, 2004, the Company completed a private placement of securities in which it raised approximately $10,080,000 in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds to the Company of approximately $9,300,000 after deducting the placement agent fees and other expenses related to the private placement.

Pursuant to the terms of the private placement, the Company issued to investors 10,080 shares of 5% Series A convertible preferred stock with a stated value of $1,000 per share, convertible into an aggregate of 7,466,664 shares of the Company's common stock at a conversion price of $1.35 and warrants to purchase an aggregate of 3,733,338 shares of common stock at an exercise price of $1.75 per share. Investors received a warrant to purchase one share of common stock for each two shares of common stock issuable upon conversion of the shares of preferred stock.

Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. The Company may pay the dividends, at its option, either in cash or shares of common stock. The holders of the Series A preferred stock are entitled to a liquidation preference equal to the amount invested, plus any accumulated and unpaid dividends. Except as otherwise required by law, the Series A preferred stock is nonvoting. However, for so long as any shares of the Series A preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of at least a majority of the shares of preferred stock then outstanding: alter or change adversely the powers, preferences or rights given to the Series A preferred stock; authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to the Series A preferred stock; redeem or purchase any Company securities; pay or declare a dividend upon any junior securities; or enter into any agreement with respect to the foregoing items.

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

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2
ORGANIZATION  (continued)

The warrants issued in the private placement have an exercise price of $1.75 per share of common stock and will expire five years from the closing date. The
Company may call the warrants, at any time commencing one year after the closing, if the volume weighted average price of the common stock for each of 30 consecutive trading days following the one year anniversary of issuance is greater than $4.50 per share. In accordance with the provisions of Emerging
Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 `Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Preferred Stock and warrants contained a beneficial conversion feature calculated based on the difference between the effective conversion price and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature exceeded the net proceeds from the issuance of $9,288,384, as such, the amount of the discount assigned to the beneficial conversion feature is limited to this amount. As the shares and warrants are convertible immediately the entire amount of $9,288,384, which consists of a value of $6,966,288 for the beneficial conversion of the preferred stock and $2,322,096 as the deemed dividend from the beneficial conversion of the warrants, is being amortized and recorded as a preferred dividend in the current period.

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

The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D promulgated under the Securities Act. The shares of common stock underlying the preferred stock and the shares of common stock underlying the warrants were registered with the Securities and Exchange Commission on May 28, 2004. In addition to covering the resale of the investors' securities described above, the registration statement covered the resale of 3,000,000 shares of common stock held by current stockholders, the shares underlying the warrants issued to the placement agents and 373,375 shares of common stock in anticipation of a possible payment of a 5% dividend on the preferred stock in the form of common stock for four fiscal quarters.

On June 30, 2004 the company paid a dividend on the preferred stock in the form of 64,172 shares of common stock.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3
SUMMARY OF SIGNIFICANT
ACCOUNTING  POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

There are no accounting standards issued before June 30, 2004 but effective after June 30, 2004 that are expected to have a material impact on the financial statements of the Company.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of nondiscounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairment as of June 30, 2004 or December 31, 2003.

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

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3
SUMMARY OF SIGNIFICANT
ACCOUNTING  POLICIES

NET LOSS PER SHARE

Basic and diluted net loss per share are calculated using the weighted average number of shares of common stock outstanding during each period. Historical shares of common (continued) stock have been retroactively restated to give effect to the exchange of shares with shares of TNX Television, Inc. in November, 2003. Since the effect of an assumed conversion of preferred stock and exercise of all outstanding stock options and warrants would be anti-dilutive, basic and diluted loss per share are the same.


NOTE 4
NOTES PAYABLE

Prior to the reverse merger transaction, TNCI UK borrowed $550,000 from Belgravia Investment Partners, LP ("Belgravia"), a related party between April, 2003 and September, 2003, $100,000 from an unrelated individual on July 23, 2003, $100,000 from an unrelated United States investor on August 7, 2003 and $126,000 from an unrelated United Kingdom investor on June 27, 2003. Each note carried an interest rate of ten percent per annum. As of June 30, 2004 and December 31, 2003, the unpaid balance of these notes and related interest was $0 and $50,000 respectively. Notes and accrued interest totaling $857,305 were converted into 3,429,215 shares ($.25 per share) of the Company's common stock in November, 2003. As of December 31, 2003, the Company still owed $50,000 to Belgravia.

During December, 2003, the Company borrowed $185,000 from two related parties and $250,000 from two unrelated parties. The notes accrued interest at 10% per annum. The balances of all of these notes, plus accrued interest and related transaction fees were $0 and $435,000 as of June 30, 2004 and December 31, 2003, respectively.


NOTE 5
COMMITMENTS

PURCHASE CONTRACT

In September 2003, TNCI UK entered into a Supply agreement with LMIC, Inc. ("LMIC"). LMIC provides TNCI UK with a nimble, single, "turn-key" source for the design, development, integration and delivery of broadband entertainment and information systems on trains. Under the agreement, which expires December 31, 2005, the companies will work together to aggressively develop and market TNCI UK's turnkey solutions to client specification in the passenger rail market. TNCI has currently committed to purchase approximately $15,300,000 of equipment.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6
OPTIONS AND
WARRANTS

Number of options exercisable into shares of common stock:

                                                   Six
                                               Months Ended
                                              June 30, 2004
                                    ------------------------------------
                                                               Weighted
                                                               Average
                                                  Option       Exercise
                                    Shares        Price         Price
                                   ---------   ------------   ----------

Outstanding, beginning of period   4,713,668   $.129 - .25    $    .14
     Granted                         711,000   $1.25 - 2.70       1.79
     Cancelled                            --
     Exercised                            --
                                   ---------
Outstanding, end of period                     .129 - 2.70         .36

     Exercisable                   4,780,861   .129 - 2.47         .24

Weighted average remaining
     contractual life (years)           4.86


Number of warrants exercisable into shares of common stock:

                                                   Six
                                               Months Ended
                                              June 30, 2004
                                    ------------------------------------
                                                               Weighted
                                                               Average
                                                 Warrant       Exercise
                                    Shares        Price         Price
                                   ---------   ------------   ----------

Outstanding, beginning of year   1,195,710   $.129 - .25     $    .176
     Granted                     4,106,669   $      1.75          1.75
     Cancelled                          --
     Exercised                          --
                                 ---------

Outstanding, end of year         5,302,379   .129 - 1.75          1.40

     Exercisable                 5,302,379   .129 - 1.75          1.40

Weighted average remaining
     contractual life (years)          4.9

During the six months ended June 30, 2004, the Company issued options to consultants and employees of the Company. As a result, the Company recorded a charge of $440,532 during the period representing the fair value of the options issued for services.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7
OPERATING  PLAN

The Company expects to begin to generate cash from its advertising-based sales model in the third quarter of fiscal 2004 and these revenues will grow as the Company's installation base increases and a greater market acceptance of its medium as a viable outlet for advertisers exists. As a result of higher costs associated in the our roll-out of our initial contract, delays regarding the start of revenue generation from advertising sales, increased costs associated with the Company's initial contract and higher than expected costs to being a public entity the Company expects to require more funds by the fourth quarter of 2004. There can be no assurance that such additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back further or discontinued.

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

Our initial focus is on commuter train lines in the United Kingdom, where we already have exclusive commercial relationships for the provision of our TNX system with a number of the privately owned TOCs, including definitive six-year agreements with Central Trains Ltd. ("Central Trains"), c2c Rail Limited ("c2c"), Arriva Train Wales ("Arriva"), WAGN (now part of Great Anglia) and Silverlink and a five-year agreement with New Southern Railway Limited ("Southern") and letters of intent giving us 12-month negotiating exclusivity with several other operators. Collectively, these TOCs and the TOCs with whom we have entered into agreements represent over 45% of the UK commuter train market and over 50% of the London commuter market. We have focused on the UK market, because the privatized environment has made train operators more innovative and receptive to offering the railway passenger a better travel experience. The UK commuter market encompasses approximately 900 million passenger journeys per year.

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

Currently, we have entered into a six year agreement with Central Trains beginning in March 2004 to install our system in Central Trains' Birmingham commuter services, representing approximately 36.5 million passenger journeys per year of which we are initially targeting installations to serve 18 million passenger journeys per year. In April 2004, we entered into a five-year agreement with South Central Limited to install our TNX system on South Central's fleet of trains, representing approximately 115 million passenger journeys per year of which we expect to install systems initially serving 75 million passengers per year. In May 2004, we entered into six-year agreements with c2c Rail Limited to install our TNX system on c2c's fleet of trains, representing all of their approximately 29 million passenger journeys per year and with Arriva Trains Wales ("Arriva") to install our TNX system on Arriva's fleet of trains, representing approximately 16 million passenger journeys per year of which we expect to install systems initially serving 10 million passengers per year. In July 2004, we entered into six-year agreements with WAGN to install our TNX system on WAGN's fleet of trains, representing all of their approximately 36 million passenger journeys per year and with Silverlink to install our TNX system on Silverlink's fleet of trains, representing approximately 36 million passenger journeys per year of which we expect to install systems initially serving 20 million passengers per year.

We expect to begin the commercial launch of our Television Network on September 1, 2004. The launch of the network will mark the Company's first advertising revenues, and will commence on Central Trains. At such time, the Company expects to have installed its Network on Central Trains' fleet of 323 cars containing 78 vehicles. The balance of the 152 vehicle installation is scheduled to be completed in the third quarter of 2004. We have begun logistical preparations for the next several train system installations, which are planned to commence in the last quarter of 2004.

We are in the process of seeking to enter into definitive agreements with the TOCs that have signed letters of intent (LOI). As our system becomes fully operational with our first TOC, we believe that we will be able to further convert our existing LOIs into definitive agreements on an accelerated basis. We believe that as a "first mover" we have a significant competitive advantage in the market. Additionally, as we gain critical mass, we expect advertisers to show a greater interest in showing commercials or sponsoring programming content on our system.

We have conducted a pilot phase of the TNX system on both the Birmingham and London commuter train networks, from which customer feedback has been very positive. Based on the results of a leading independent research firm, we found that the advertising recall rate during the pilot phase compared quite favorably with other mediums, including television. Furthermore, the UK commuter market is made up disproportionately of passengers with very desirable demographics to advertisers - upscale, well-educated, 18 to 44 years old, who in general are more difficult for advertisers to reach because they watch less television than the population, as a whole. We believe the TNX system presents advertisers a new, effective means to reach a captive group with highly desirable demographics. We are currently working together with a leading UK independent media sales house to market the opportunity to both media buyers and outdoor media specialists.

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

We understand that the rail environment presents unique challenges to a company broadcasting near real time programming and general interest features and are currently working on enhancing the look and feel of our video content, as well as strengthening our brand equity with consumers.

In  July  2004  the  Company   selected  LMIC,  Inc,  as  the   manufacturer  of
approximately 1,100 television systems. The contract is comprised of approximately $15 million in manufacturing services, and $250,000 of engineering services. This represents the second contract that we awarded LMIC, Inc. In November 2003, LMIC and the Company signed a contract for $2.4 million to design and manufacture the first 164 television systems.

On April 27, 2004, we completed a private placement of securities in which we raised approximately $10,080,000 in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds to us of approximately $9,300,000 after deducting the placement agent fees and other expenses related to the private placement. Please see PART II, Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities, of this Quarterly Report on Form 10-QSB for a description of the offering.

At the present time, we are purchasing and plan to purchase in the near-term the on-train equipment with cash raised from investors. Based on our discussions with leading equipment financing companies, we expect that by the first half of 2005 to have demonstrated to their satisfaction that our business model is sustainable and will generate sufficient funds to pay for the equipment on a financing basis out of cash flows from operations.

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

ACCOUNTING FOR INCOME TAXES

We account for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES

During the three months ended June 30, 2004 and June 30, 2003, we recorded no operating revenues. We expect to begin generating revenues from our advertising-based sales model by the third quarter of 2004. We expect that our revenues will initially consist of sales of commercial time to advertisers interspersed during our general programming content shown to train passengers.

OPERATING EXPENSES

During the three months ended June 30, 2004, our direct and operating expenses were $3,002,831 as compared to $772,368 for the three months ended June 30, 2003, an increase of 289%. This increase was primarily due to additional expenditures related to our first TOC contract, which included an increase in personnel and associated overhead, installation and operation for three train cars, as well as added corporate costs associated with becoming a public company, including engaging in investor relations activities, due diligence and investigation for listing on the AIM and increased professional services fees, such as legal and accounting fees.

Our salaries and employee related expenses for the three months ended June 30, 2004 totaled $798,865 as compared to $209,511 for the three months ended June 30, 2003, a 281% increase. Irwin L. Gross, our Chairman and CEO, began receiving a salary in May 2004, and received $34,615. As of June 30, 2004, we had 25 employees, including four individuals hired during the quarter as compared to a total of 10 employees as of end of the three months ended June 30, 2003. Expansion of overhead during 2003 and the first half of 2004, particularly in the area of operations, engineering, finance and media management, occurred as we geared up in order to satisfy the requirements of our first TOC contract. We do not believe that a proportionate increase will be required for future contracts with TOCs.

Our general and administrative expenses for the three months ended June 30, 2004 totaled $1,889,195 as compared to $519,198 for the three months ended June 30, 2003, a 264% increase. Such increase was due to the expansion of general and administrative expenses to meet the needs of our first and future TOC contracts, as well as added corporate costs associated with becoming a public company, including investigation and due diligence for listing on the AIM, increased professional services fees, such as legal and accounting fees in connection with, among other things, our financial audits and public filings. Other expenses of $881,512 were incurred in connection with investor relations.

During the three months ended June 30, 2004 and June 30, 2003, we did not have any research and development costs. We currently have no budget for research and development. We are, however, looking into new products to support our existing product line. Funding sources, however, would need to be developed to support those activities.

During the three months ended June 30, 2004, our non-employee sales and marketing compensation costs were approximately $37,900 as compared to approximately $30,000 for the three months ended June 30, 2003, an increase of 26%. The increase in spending was primarily due to the increased activity surrounding the impending launch of the Central Trains fleet of vehicles.

During the three months ended June 30, 2004, we granted options to purchase a total of 436,000 shares of our common stock. An employee was granted options to purchase 125,000 shares of common stock at an exercise price of $1.35 per share for recognition of services to the Company. The options granted to the employee resulted in a recorded compensation expense of $68,750. We granted options to purchase an aggregate of 30,000 shares to an unaffiliated consultant. These options were valued at $11,000, the fair market value of the options based on the Black-Scholes option pricing model. During the three months ended June 30, 2003, we did not grant any options to purchase shares of our common stock.

During the three months ended June 30, 2004, we granted warrants to purchase an aggregate of 4,106,669 shares as part of the 5% Series A convertible preferred stock private placement offering that was concluded on April 28, 2004, of which 3,733,338 warrants to purchase shares went to purchasers of the 5% Series A convertible preferred stock. The remaining warrants to purchase 373,331 shares went to the placement agents. These placement agent warrants were valued at $437,000, the fair market value of the warrants based on the Black-Scholes option pricing model. We also issued 150,000 shares of restricted stock to an unaffiliated consultant for services related to the private placement. These shares were valued at $375,000. During the three months ended June 30, 2003, we did not grant any warrants.

During the three months ended June 30, 2004, we issued to investors 10,080 shares of 5% Series A convertible preferred stock with a stated value of $1,000 per share, convertible into an aggregate of 7,466,664 shares of our common stock at a conversion price of $1.35 and warrants to purchase an aggregate of 3,733,338 shares of common stock at an exercise price of $1.75 per share. As of June 30, 2004, 500 shares of 5% Series A convertible preferred stock had been converted into 370,370 shares of common stock.

Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. We may pay the dividends, at our option, either in cash or shares of common stock. On June 30, 2004 we elected to pay the dividend in the form of common stock and as such issued 64,172 shares of common stock.

INTEREST EXPENSE AND INTEREST INCOME, NET

During the three months ended June 30, 2004, our interest expense and interest income, net, were ($7,335) and $16,947 respectively, as compared to $3,366 and $652, respectively, for the three months ended June 30, 2003. Our interest expenses for the three months ended June 30, 2004 was a negative $7,335 due to the reversal of previously accrued expense. Our interest expenses were related to interest paid on our investor and corporate office loans and our interest income, net, was comprised of accrued interest on our bank deposits.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES

During the six months  ended June 30,  2004 and June 30,  2003,  we  recorded no
operating   revenues.   We  expect  to  begin   generating   revenues  from  our
advertising-based sales model by the third quarter of 2004.

OPERATING EXPENSES

During the six months ended June 30, 2004, our direct and operating expenses were $5,551,548 as compared to $1,365,768 for the six months ended June 30, 2003, an increase of 306%. This increase was primarily due to additional expenditures related to our first TOC contract, which included an increase in personnel and associated overhead, installation and operation for three train cars, as well as added corporate costs associated with becoming a public company, including engaging in investor relations activities, due diligence and investigation for listing on the AIM and increased professional services fees, such as legal and accounting fees.

Our salaries and employee related expenses for the six months ended June 30, 2004 totaled $1,301,693 as compared to $427,053 for the six months ended June 30, 2003, a 205% increase. As of June 30, 2004, we had 25 employees, including six individuals hired during the first half as compared to a total of 10 employees as of June 30, 2003. Expansion of overhead during 2003 and the first half of 2004, particularly in the area of operations, engineering, finance and media management, occurred as we geared up in order to satisfy the requirements of our first TOC contract. We do not believe that a proportionate increase will be required for future contracts with TOCs.

Our general and administrative expenses for the six months ended June 30, 2004 totaled $3,737,992 as compared to $894,455 for the six months ended June 30, 2003, a 318% increase. Such increase was due to the expansion of general and administrative expenses to meet the needs of our first and future TOC contracts, as well as added corporate costs associated with becoming a public company, including investigation and due diligence for listing on the AIM, increased professional services fees, such as legal and accounting fees in connection with, among other things, our financial audits and public filings. Other expenses were incurred in connection with investor relations of $901,512 plus the issuance of 100,000 shares of restricted stock and an agreement with a third party to develop investor collateral material, pursuant to which we issued 25,000 options to purchase our common stock.

During the six months ended June 30, 2004 and June 30, 2003, we did not have any research and development costs. We currently have no budget for research and development. We are, however, looking into new products to support our existing product line. Funding sources, however, would need to be developed to support those activities.

During the six months ended June 30, 2004, our non-employee sales and marketing compensation costs were approximately $87,800 as compared to approximately $121,000 for the six months ended June 30, 2003, a decrease of 27%. During the first half of 2004, we utilized the services of a third party public relation firm to assist us in managing press and railway passenger interest in the system and conducted market research for a prospective TOC. The decrease in spending was primarily due to the fact that we no longer utilized the services of a consultant to assist with our sales and marketing efforts, as we did in the first half of 2003.

During the six months ended June 30, 2004, we granted options to purchase a total of 711,000 shares of our common stock. Nicolas Rogerson, a non-employee Director, was granted options to purchase 250,000 shares of common stock at an exercise price of $1.25 per share for his services as a director, Board committee member and consultant. The options granted to Mr. Rogerson were valued at $350,000. An employee was granted options to purchase 125,000 shares of common stock at an exercise price of $1.35 per share for recognition of services to the Company. The options granted to the employee resulted in a recorded compensation expense of $68,750. We granted options to purchase an aggregate of 30,000 shares to an unaffiliated consultant. These options were valued at $11,000, the fair market value of the options based on the Black-Scholes option pricing model. We granted options to purchase an aggregate of 25,000 shares to an unaffiliated consultant. These options were valued at $10,782, the fair market value of the options based on the Black-Scholes option pricing model. We also issued 100,000 shares of restricted stock to an unaffiliated consultant for investor relations services. These shares were valued at $247,000. During the six months ended June 30, 2003, we did not grant any options to purchase shares of our common stock.

During the three months ended June 30, 2004, we granted warrants to purchase an aggregate of 4,106,669 shares as part of the 5% Series A convertible preferred stock private placement offering that was concluded on April 28, 2004, of which 3,733,338 warrants to purchase shares went to purchasers of the 5% Series A convertible preferred stock. The remaining warrants to purchase 373,331 shares went to the placement agents. These placement agent warrants were valued at $437,000, the fair market value of the warrants based on the Black-Scholes option pricing model. We also issued 150,000 shares of restricted stock to an unaffiliated consultant for services related to the private placement. These shares were valued at $375,000. During the three months ended June 30, 2003, we did not grant any warrants.

During the six months ended June 30, 2004, we issued to investors 10,080 shares of 5% Series A convertible preferred stock with a stated value of $1,000 per share, convertible into an aggregate of 7,466,664 shares of our common stock at a conversion price of $1.35 and warrants to purchase an aggregate of 3,733,338 shares of common stock at an exercise price of $1.75 per share. As of June 30, 2004, 500 shares of 5% Series A convertible preferred stock had been converted into 370,370 shares of common stock.

Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. We may pay the dividends, at our option, either in cash or shares of common stock. For the six months ended June 30, 2004 we elected to pay the dividend in the form of common stock and as such issued 64,172 shares of common stock.

INTEREST EXPENSE AND INTEREST INCOME, NET

During the six months ended June 30, 2004, our interest expense and interest income, net, were $29 and $19,572 respectively, as compared to $3,366 and $1,032, respectively, for the six months ended June 30, 2003. Our interest expenses were related to interest paid on our investor and corporate office loans and our interest income, net, was comprised of accrued interest on our bank deposits.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. At June 30, 2004, we had working capital (current assets less current liabilities) of $5,368,980, as compared to a working capital deficiency of $1,543,460 as of December 31, 2003. As of June 30, 2004, we had an accumulated deficit of $13,221,413. We anticipate that we will continue to incur operating and net losses for the foreseeable future.

At June 30, 2004, we had cash, cash equivalents and short-term deposits of $4,972,426 as compared to $90,947 at December 31, 2003.

Capital expenditures for the six months ended June 30, 2004 were $512,434 as compared to capital expenditures of $146 for the six months ended June 30, 2003. This capital investment represents expenditures made on product development and equipment required for the first TOC contract. This increase was primarily due to our investment in proprietary player software to ensure seamless content transition between segments and in the engineering of our system to meet the stringent railway regulatory environment. We have outstanding capital commitments of approximately 15,300,000 for the purchase of product and equipment required for our TOC contracts.

We generated negative cash flow from operating activities of $6,322,864 during the six months ended June 30, 2004, as compared to $1,031,189 during the six months ended June 30, 2003. This increase in negative cash flow was primarily due to our expansion of the organization and associated overhead related to performing our initial TOC contract, acquisition and development of programming content, purchase and installation of equipment for on-train product trials on three cars, and added corporate costs associated with becoming a public company, including investor relations and increased professional services fees, such as legal and accounting fees.

To date, we have financed our operations with cash from financing activities totaling approximately $18,388,259. For the six months ended June 30, 2004, we received $11,638,384 in net cash proceeds from financing activities, primarily from the private placement of securities described in PART II, Item 2 below. As of June 30, 2004 we had no bank line of credit and had no commercial loans.

On April 28, 2004, we completed a private placement of securities in which we raised approximately $10,080,000 in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds to us of approximately $9,300,000 after deducting the placement agent fees and other expenses related to the private placement. We used a portion of the net proceeds from the financing to repay approximately $850,000 of indebtedness to certain of our affiliates. The remainder is being used for general corporate purposes and working capital. We expect to begin to generate cash from our advertising-based sales model in the third quarter of fiscal 2004 and these revenues will grow as our installation base increases and a greater market acceptance of our medium as a viable outlet for advertisers exists.

As a result of higher costs associated in the roll-out of our initial contract, delays regarding the start of revenue generation from advertising sales, increased costs associated with our initial contract and higher than expected costs to being a public entity, we expect to require more funds by the fourth quarter of 2004. We are considering other alternatives for financing, which may include public or private equity financings. There can be no assurance that such additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back further or discontinued.

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

Pursuant to the terms of the private placement, we issued to investors 10,080 shares of 5% Series A convertible preferred stock with a stated value of $1,000 per share, convertible into an aggregate of 7,466,664 shares of our common stock at a conversion price of $1.35 and warrants to purchase an aggregate of 3,733,337 shares of common stock at an exercise price of $1.75 per share. Investors received a warrant to purchase one share of common stock for each two shares of common stock issuable upon conversion of the shares of preferred stock.

Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. We may pay the dividends, at our option, either in cash or shares of common stock. The holders of the Series A preferred stock are entitled to a liquidation preference equal to the amount invested, plus any accumulated and unpaid dividends. Except as otherwise required by law, the Series A preferred stock is non-voting. However, for so long as any shares of the Series A preferred stock are outstanding, we shall not, without the affirmative vote of the holders of at least a majority of the shares of preferred stock then outstanding: alter or change adversely the powers, preferences or rights given to the Series A preferred stock; authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to the Series A preferred stock; redeem or purchase any of our securities; pay or declare a dividend upon any junior securities; or enter into any agreement with respect to the foregoing items.

Each share of Series A preferred stock will automatically convert into common stock at a conversion price of $1.35 at such time as the volume weighted average price of our common stock for each of 30 consecutive trading days is greater than $4.00 per share.

The warrants issued in the private placement have an exercise price of $1.75 per share of common stock and will expire five years from the closing date. We may call the warrants, at any time commencing one year after the closing, if the volume weighted average price of the common stock for each of 30 consecutive trading days following the one year anniversary of issuance is greater than $4.50 per share.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 `Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Preferred Stock and warrants contained a beneficial conversion feature calculated based on the difference between the effective conversion price and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature exceeded the net proceeds from the issuance of $9,288,384, as such, the amount of the discount assigned to the beneficial conversion feature is limited to this amount. As the shares and warrants are convertible immediately the entire amount of $9,288,384, which consists of a value of $6,966,288 for the beneficial conversion of the preferred stock and $2,322,096 as the deemed dividend from the beneficial conversion of the warrants, is being amortized and recorded as a preferred dividend in the current period.

Roth Capital Partners LLC acted as lead placement agent in connection with the equity financing and received compensation in the form of cash in the amount of $584,797. In addition, Roth Capital received warrants to purchase 309,414 shares of common stock, exercisable for five years from the date of issuance. First Montauk Securities Corp., JMP Securities and Wainwright Securities acted as sub-placement agents in connection with the financing and received compensation in the amount of $49,052, $40,250 and $31,500, respectively, and warrants to purchase 25,953, 21,297 and 16,667 shares of common stock, respectively. All of such warrants issued to these placement agents were in the same form as the warrants issued to the investors in the private placement. Another individual received compensation in the form of 150,000 shares of our common stock for introducing certain investors that participated in the offering.

We used a portion of the net proceeds from the financing to repay approximately $850,000 of indebtedness to certain of our affiliates. The remainder will be used for general corporate purposes and working capital.

Our directors, executive officers and certain holders of greater than 5% of our outstanding common stock have agreed not to sell or otherwise dispose of any of our securities held by such persons, subject to certain exceptions, without the consent of the placement agent, for a period of 180 trading days commencing upon the closing of the private placement.

The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D promulgated under the Securities Act. In connection with the Securities Purchase Agreement, we entered into a Registration Rights Agreement with the investors, also dated as of April 28, 2004, which required us to file a registration statement with the Securities and Exchange Commission within 30 days of the closing covering the resale of (i) the shares of common stock underlying the shares of preferred stock issued to the investors and (ii) the shares of common stock underlying the warrants issued to the investors and to have such registration statement declared effective within 120 days after such closing, subject to extension as a result of written comments by the Securities and Exchange Commission. We filed a Registration Statement on Form SB-2 on May 28, 2004. Such Registration Statement was declared effective on June 15, 2004. In addition to covering the resale of the investors' securities described above, such registration statement also covered the resale of 3,000,000 shares of common stock held by current stockholders and the 373,331 shares underlying the warrants issued to the placement agents.

After giving effect to the private placement, as of April 28, 2004, we had outstanding 46,065,937 shares of common stock and 10,080 shares of 5% Series A convertible preferred stock, convertible into an aggregate of approximately 7,466,664 shares of common stock, outstanding warrants to purchase an aggregate of 5,302,379 shares of common stock and outstanding options to purchase an aggregate of 5,424,668 shares of common stock. As of June 30, 2004, certain holders of our preferred stock have converted an aggregate of 500 shares of such preferred stock into 370,370 shares of common stock subsequent to the filing of the prospectus covering the securities on June 15, 2004. As of August 10, 2004, certain holders of our preferred stock have converted an aggregate of 1,906 shares of such preferred stock into 1,411,852 shares of common stock subsequent to the filing of the prospectus covering the securities on June 15, 2004.

Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. We may pay the dividends, at our option, either in cash or shares of common stock. For the six months ended June 30, 2004 we elected to pay the dividend in the form of common stock and as such issued 64,172 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Carl J. Yankowski, 56, became a Director in August 2004 when he was appointed to the Board. He is a Principal of the Westerham Group LLC from November 2001 to the present. From March 2002 to the present, Mr. Yankowski has served as Executive Chairman and Interim Chief Executive Officer of CRF, Inc., an electronic patient diaries company. From November 1999 to November 2001, he served as Chief Executive Officer of Palm, Inc., a handheld devices and solutions company. Prior to that, he was Chief Executive Officer of Reebok Brand at Reebok International Ltd., a sports footwear and apparel company. He was also President of Sony Electronics. Mr. Yankowski also served on the board of directors of Novell Inc. from June 2001 to February 2003, and currently serves on the board of directors of Chase Corporation, Informatica, and a number of privately-held companies. Mr. Yankowski holds a Bachelor of Science in Electrical Engineering and a Bachelor of Science in Management from the Massachusetts Institute of Technology, where he is on the board of the Sloan School of Management.

Steven L. Wagner, 52, became a Director in May 2004. From May 2004 until present, Mr. Wagner served as acting Chairman and CEO of TNCI UK, overseeing the planning and directing all aspects of operational policies, objectives and initiatives. From January 2004 to April 2004, Mr. Wagner consulted with the Company on its media strategy. From May 2002 to December 2003, Mr. Wagner served as Managing Director of Consumer Services and Chief Marketing officer of Iesy GMBH of Frankfurt, Germany. From 1994 to 2002 he served in number of capacities for NTL Incorporated ("NTL"), including as NTL's Vice President for Consumer Services and Group Managing Director of the National Media Services division in the Company's U.K. operations. He joined NTL in February 1994 as Group Director of Consumer Services of the NTL's U.K. operations and was appointed Vice President for Consumer Services of NTL in June 1994. Mr. Wagner has spent the past eighteen years in consumer and business related activities. From 1988 to 1994, Mr. Wagner served as Vice President, Eastern Region for the Walt Disney Company's premium television service, the Disney Channel. Mr. Wagner received his M.B.A. degree in Marketing and Finance from Columbia University School of Business and Bachelor of Arts degree in History from Lake Forest University.

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are being filed with this Report:

Exhibit Number      Description
--------------      -----------
    31.1            Certification of Chief Executive Officer *

    31.2            Certification of Chief Financial Officer *

    32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

    32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

*     Filed herewith

(b)   Reports on Form 8-K

(i) On April 28, 2004, we filed a Current Report on Form 8-K reporting on Item 5, announcing the completion of a private placement pursuant to Regulation D under the Securities Act, as more fully described in Item 2 hereof. On May 14, 2004, we amended such Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TNX TELEVISION HOLDINGS, INC.

Dated:  August 16, 2004                       By: Irwin L. Gross
                                                  ----------------------------
                                                  Irwin L. Gross
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Dated:  August 16, 2004                       By: Norman Fetterman
                                                  -----------------------------
                                                  Norman Fetterman
                                                  Chief Financial Officer,
                                                  (Principal Financial and
                                                  Accounting Officer)