Form 10QSB
period 2004-09-30
TNX TELEVISION HOLDINGS INC
filed 2004-11-15
CIK 1156867

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2004

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-22848

                          TNX TELEVISION HOLDINGS, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                          84-1178691
 ------------------------------                          ------------------
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

Check mark  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for past 90 days. |_| Yes |X|
No

The number of shares outstanding of our Common Stock, $0.001 par value per share, as of November 8, 2004 was 47,940,860 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes |_| No |X|

                              INDEX TO FORM 10-QSB

                                                                       PAGE
                                                                       ----

PART I.  FINANCIAL INFORMATION.........................................  2

Item 1.  Financial Statements..........................................  2

         Consolidated Balance Sheets ..................................  3

         Statements of Operations (unaudited) for the Nine Months and Three Months Ended September 30, 2004 and 2003. 4

         Consolidated Statements of Stockholders' Equity (deficiency)
         as of September 30, 2004 (unaudited after December 31, 2003)..  5

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended September 30, 2004 and 2003..................  6

         Notes to Consolidated Financial Statements....................  7

Item 2.  Management's Discussion and Analysis or Plan of Operation..... 14

Item 3.  Controls and Procedures....................................... 21

PART II. OTHER INFORMATION............................................. 21

Item 1.  Legal Proceedings ............................................ 21

Item 2.  Unregistered Sales of Equity Securities
          and Use of Proceeds........................ ................. 21

Item 3.  Defaults Upon Senior Securities............................... 21

Item 4.  Submission of Matters to a Vote of Security Holders........... 21

Item 5.  Other Information............................................. 22

Item 6.  Exhibits............................ ......................... 22

SIGNATURES ............................................................ 23

                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                           September 30     December 31
      ASSETS                                                                   2004            2003
                                                                           ------------    ------------

                                                                           (Unaudited)
Current assets
      Cash and cash equivalents                                            $    677,474    $     90,947
      Prepaid expenses and VAT recoverable                                      573,606         114,099
                                                                           ------------    ------------

      Total current assets                                                    1,251,080         205,046
                                                                           ------------    ------------

Property and equipment
      Property and equipment, net                                               812,020         407,044
      Systems under contruction                                               3,240,298          29,457
                                                                           ------------    ------------
                                                                              4,052,318         436,501
                                                                           ------------    ------------

Total Assets                                                               $  5,303,398    $    641,547
                                                                           ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
      Accounts payable and accrued expenses                                $  1,520,754    $  1,292,963
      Notes payable                                                                 -           485,000
                                                                           ------------    ------------

      Total liabilities                                                       1,520,754       1,777,963
                                                                           ------------    ------------

Commitments

Stockholders' equity deficiency
      Series A Preferred Stock, $.001 par value
             Convertible, 5% Cumulative
             Authorized                        10,000,000 shares
             Issued and outstanding as of
                      September 30, 2004       8,024 shares                           8
                      December 31, 2003        0 shares
      Common stock, $.001 par value
             Authorized  100,000,000 shares
             Issued and outstanding as of
                      September 30, 2004       47,940,860 shares
                      December 31, 2003        42,665,924 shares                 47,941          42,666

      Additional paid-in capital                                             19,543,901       6,522,818
      Deficit accumulated during the development stage                      (15,868,004)     (7,689,408)
      Accumulated other comprehensive income (loss)                              58,798         (12,492)
                                                                           ------------    ------------

      Total stockholders' equity (deficiency)                                 3,782,644      (1,136,416)
                                                                           ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)                    $  5,303,398    $    641,547
                                                                           ============    ============



                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                                  September 23
                                                                                                                     1999
                                                                                                                  (inception)
                                                 Three months ended September 30  Nine months ended September 30    through
                                                                                                                  September 30
                                                       2004            2003           2004            2003            2004
                                                  ------------    ------------    ------------    ------------    ------------


Sales                                             $      8,497    $        -      $      8,497    $        -      $     63,832
                                                  ------------    ------------    ------------    ------------    ------------

Direct expenses                                        312,524          19,190         824,387          63,450       1,202,979

Operating expenses
     Salaries and employee
         related expenses                              766,190         286,232       2,067,883         713,285       5,035,282
     General and administrative                      1,586,745         472,542       5,324,737       1,366,997       9,688,540
                                                  ------------    ------------    ------------    ------------    ------------

     Total direct and
         operating expenses                          2,665,459         777,964       8,217,007       2,143,732      15,926,801
                                                  ------------    ------------    ------------    ------------    ------------

Loss from operations                                (2,656,962)       (777,964)     (8,208,510)     (2,143,732)    (15,862,969)
                                                  ------------    ------------    ------------    ------------    ------------

Other income (expense)
     Interest income                                    10,422             238          29,994           1,270          37,525
     Interest expense                                      (51)        (22,359)            (80)        (25,725)        (42,560)
                                                  ------------    ------------    ------------    ------------    ------------

     Total other income
         (expense), net                                 10,371         (22,121)         29,914         (24,455)         (5,035)
                                                  ------------    ------------    ------------    ------------    ------------

Net loss                                          $ (2,646,591)   $   (800,085)   $ (8,178,596)   $ (2,168,187)   $(15,868,004)
                                                  ============    ============    ============    ============    ============

Net loss applicable to common shareholders

     Beneficial conversion of preferred stock                                     $ (6,966,268)

     Deemed dividend from beneficial conversion
         feature of warrants                                                        (2,322,096)
                                                  ------------    ------------    ------------    ------------

Net loss applicable to common shareholders        $ (2,646,591)   $   (800,085)   $(17,466,960)   $ (2,168,187)
                                                  ============    ============    ============    ============

Basic and diluted
     loss per share                               $      (0.06)   $      (0.03)   $      (0.38)   $      (0.09)
                                                  ============    ============    ============    ============

Weighted average shares
     outstanding                                    47,382,397      25,137,353      46,351,683      24,492,148
                                                  ============    ============    ============    ============




                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


--------------------------------------------------------------------------------



                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                                    Additional    During the
                                              Preferred Stock               Common Stock              Paid-in     Development
                                              ----------------     ----------------------------
                                              Shares    Amount        Shares          Amount        Capital         Stage
                                              ------    ------     ------------   -------------  -------------   -------------
Balance,
 December 31, 2003                                                   42,665,924   $      42,666  $   6,522,818   $  (7,689,408)


Common stock issued,
 January 7, 2004
 (Unaudited)                                                          3,150,000           3,150      2,831,850             -

Common stock issued
 as compensation
 (Unaudited)                                                            100,000             100        246,900             -

Stock options and
 warrants issued as
 compensation
 (Unaudited)                                                                -               -          440,532             -

Issuance of preferred
 stock,
 April 27, 2004
 (Unaudited)                                    10,080  $     10            -               -        9,288,374             -

Common Stock Issued
 for Services related
 to Issuance of
 Preferred Stock
 (Unaudited)                                       -         -          150,000             150           (150)            -

Conversion of
 Preferred Stock to
 Common Stock
 (Unaudited)                                      (500)      -          370,370             370           (370)            -

Dividend Paid on
 Preferred Stock in
 Shares of Common
 Stock, June 30, 2004
 (Unaudited)                                       -         -           64,172             64             (64)            -

Beneficial Conversion
 feature Embedded in
 Preferred Stock and
 Warrants (Unaudited)                              -         -              -               -        9,288,384             -

Deemed Dividend on
 Preferred Stock
 (Unaudited)                                        -        -              -               -       (6,966,288)            -

Deemed Dividend on
 Warrants
 (Unaudited)                                        -        -              -               -       (2,322,096)            -

Foreign currency
 translation
 adjustment
 (Unaudited)                                        -        -              -               -              -               -

Dividend Paid on
 Preferred Stock
 in Shares of
 Common Stock,
 September 30, 2004
 (Unaudited)                                        -        -          104,801             105           (105)            -

Common stock issued
 for services
 (Unaudited)                                        -        -          183,000             183        211,267             -

Options Issued for
 Services (Unaudited)                               -        -              -              -             4,000             -

Conversion of
 Preferred Stock to
 Common Stock
 (Unaudited)                                    (1,556)       (2)     1,152,593           1,153         (1,151)            -

Net loss (Unaudited)                                -        -              -               -              -        (8,178,596)

                                                 ------   ------   ------------    ------------   ------------    ------------
Balance,
 September 30, 2004
 (Unaudited)                                      8,024   $    8     47,940,860    $     47,941   $ 19,543,901    $(15,868,004)
                                                 ======   ======   ============    ============   ============    ============

                        See notes to financial statements

                                       Accumulated
                                          Other
                                       Comprehensive                   Comprehensive
                                       Income (Loss)       Total       Income (Loss)
                                       ------------    ------------    ------------
Balance,
 December 31, 2003                          (12,492)     (1,136,416)   $ (2,280,730)
                                                                       ============

Common stock issued,
 January 7, 2004
 (Unaudited)                                    -         2,835,000

Common stock issued
 as compensation
 (Unaudited)                                    -           247,000

Stock options and
 warrants issued as
 compensation
 (Unaudited)                                    -           440,532

Issuance of preferred
 stock,
 April 27, 2004
 (Unaudited)                                    -         9,288,384

Common Stock Issued
 for Services related
 to Issuance of
 Preferred Stock
 (Unaudited)                                    -               -

Conversion of
 Preferred Stock to
 Common Stock
 (Unaudited)                                    -               -

Dividend Paid on
 Preferred Stock in
 Shares of Common
 Stock, June 30, 2004
 (Unaudited)                                    -               -

Beneficial Conversion
 feature Embedded in
 Preferred Stock and
 Warrants (Unaudited)                           -         9,288,384

Deemed Dividend on
 Preferred Stock
 (Unaudited)                                    -        (6,966,288)

Deemed Dividend on
 Warrants
 (Unaudited)                                    -        (2,322,096)

Foreign currency
 translation
 adjustment
 (Unaudited)                                 71,290          71,290    $     71,290

Dividend Paid on
 Preferred Stock
 in Shares of
 Common Stock,
 September 30, 2004
 (Unaudited)                                    -               -

Common stock issued
 for services
 (Unaudited)                                    -           211,450

Options Issued for
 Services (Unaudited)                           -             4,000

Conversion of
 Preferred Stock to
 Common Stock
 (Unaudited)                                    -               -


Net loss (Unaudited)                            -        (8,178,596)     (8,178,596)

                                       ------------    ------------    ------------
Balance,
 September 30, 2004
 (Unaudited)                           $     58,798    $  3,782,644    $ (8,107,306)
                                       ============    ============    ============

                        See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                                 September 23
                                                                                                                    1999
                                                                                                                 (inception)
                                                                               Nine Months Ended September 30      through
                                                                               ------------------------------
                                                                                                                 September 30
                                                                                    2004             2003            2004
                                                                                ------------    ------------    ------------

Cash flows from operating activities
      Net loss                                                                  $ (8,178,596)   $ (2,168,187)   $(15,868,004)
      Adjustments to reconcile net loss to net cash used in
          operating activities
              Depreciation                                                           148,263         134,946         785,198
              Common stock, stock options and warrants issued as compensation        902,982          57,000       1,061,982
              (Increase) decrease in prepaid expenses and VAT recoverable           (459,507)       (107,031)       (594,648)
              Increase in accounts payable and accrued expenses                      227,791         856,759       1,747,492
                                                                                ------------    ------------    ------------
      Net cash used in operating activities                                       (7,359,067)     (1,226,513)    (12,867,980)
                                                                                ------------    ------------    ------------
Cash flows from investing activities
      Capital expenditures                                                        (3,764,080)       (359,207)     (4,799,226)
                                                                                ------------    ------------    ------------
Cash flows from financing activities
      Proceeds from issuance of common stock                                       2,835,000         475,000       8,242,570
      Proceeds from issuance of preferred stock                                    9,288,384             -         9,288,384
      Net proceeds from issuance of notes payable and accrued interest                   -           857,305       1,342,305
      Bank overdraft                                                                     -            37,192
      Repayment of notes payable                                                    (485,000)            -          (485,000)
                                                                                ------------    ------------    ------------
      Net cash provided by financing activities                                   11,638,384       1,369,497      18,388,259
                                                                                ------------    ------------    ------------
Effect of exchange rate changes on cash                                               71,290         158,679         (43,579)
                                                                                ------------    ------------    ------------
Net change in cash and cash equivalents                                              586,527         (57,544)        677,474
Cash and cash equivalents
      Beginning of period                                                             90,947          57,544             -
                                                                                ------------    ------------    ------------
      End of period                                                             $    677,474 $           -      $    677,474
                                                                                ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for interest                                  $      8,915    $      3,711    $     13,819
                                                                                ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
       Increase in common stock and decrease in additional paid in capital
          due to conversion of preferred stock                                  $      1,523    $          0    $      1,523
                                                                                ============    ============    ============
       Increase in common stock and decrease in additional paid in capital due to common stock issued for services related to issuance of
          preferred stock                                                       $        150    $          0    $        150
                                                                                ============    ============    ============
       Increase in common stock and decrease in additional paid in capital due to payment of dividend on preferred stock in the form of
          common stock                                                          $        169    $          0    $        169
                                                                                ============    ============    ============
      Capital stock issued in exchange for notes payable and
           related accrued interest                                                                             $  1,049,948
                                                                                                                ============


                       See notes to financial statements

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



--------------------------------------------------------------------------------


NOTE 1 Thesefinancial statements have been prepared in accordance with PRESENTATION accounting principles generally accepted in the United States of
               America ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these financial statements. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended
               December 31, 2003.


NOTE 2 On January 7, 2004, SZMD completed a private placement whereby it ORGANIZATION issued 3,150,000 shares in exchange for $2,850,000 net of $15,000 in legal fees. The private placement was issued pursuant to Regulation S under the Securities Act of 1933, as amended.

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

               Pursuant to the terms of the private placement, the Company issued to investors 10,080 shares of 5% Series A convertible preferred  stock  with  a  stated  value  of  $1,000  per  share, convertible into an aggregate of 7,466,664 shares of the Company's common stock at a conversion price of $1.35 and warrants to purchase an aggregate of 3,733,332 shares of common stock at an exercise price of $1.75 per share. Investors received a warrant to purchase one share of common stock for each two shares of common stock issuable upon conversion of the shares of preferred stock.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------


NOTE 2 Each share of Series A preferred stock entitles the holder to ORGANIZATION receive a 5% cumulative dividend payable quarterly in arrears (continued) within three trading days of each of March 31, June 30, September
               30 and December 31. The Company may pay the dividends, at its option, either in cash or shares of common stock. The holders of the Series A preferred stock are entitled to a liquidation preference equal to the amount invested, plus any accumulated and unpaid dividends. Except as otherwise required by law, the Series
               A preferred stock is nonvoting. However, for so long as any shares of the Series A preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of at least a majority of the shares of preferred stock then outstanding: alter or change adversely the powers, preferences or rights given to the Series A preferred stock; authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to the Series A preferred stock;
               redeem or purchase any Company securities; pay or declare a dividend upon any junior securities; or enter into any agreement with respect to the foregoing items.

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

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------


NOTE 2         In accordance  with the provisions of Emerging  Issues Task Force
ORGANIZATION   (EITF)  Issue  00-27,   "Application   of  EITF  Issue  No.  98-5
(continued)    Accounting for Convertible Securities with Beneficial Conversion
               Features  of  Contingently   Adjustable  Conversion  Ratios',  to
               Certain  Convertible  Securities",   which  became  effective  in
               November  2000,  the allocated  value of the Preferred  Stock and warrants  contained a beneficial  conversion  feature  calculated based on the difference  between the effective  conversion  price and the  fair  market  value of the  common  stock at the date of issuance.  The discount  arising from the  beneficial  conversion
               feature   exceeded  the  net   proceeds   from  the  issuance  of
               $9,288,384, as such, the amount of the discount assigned to the beneficial conversion feature is limited to this amount. As the shares and warrants are convertible immediately the entire amount of $9,288,384, which consists of a value of $6,966,288 for the beneficial conversion of the preferred stock and $2,322,096 as the deemed dividend from the beneficial conversion of the warrants, is being amortized and recorded as a preferred dividend in the current period.

               The Company used a portion of the net proceeds from the financing to repay approximately $850,000 of indebtedness to certain of its affiliates. The remainder will be used for general corporate purposes and working capital.

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

               On September 30, and June 30, 2004 the company paid a dividend on the preferred stock in the form of 104,801 and 64,172 shares of common stock, respectively.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------


NOTE 3         RECENT ACCOUNTING PRONOUNCEMENTS
SUMMARY OF     --------------------------------
SIGNIFICANT
ACCOUNTING     There are no accounting  standards  issued  before  September 30,
POLICIES       2004 but effective  after September 30, 2004 that are expected to have a material impact on the financial statements of the Company.

               IMPAIRMENT OF LONG-LIVED ASSETS
               -------------------------------

               Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of nondiscounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairment as of September 30, 2004 or December 31, 2003.

               ESTIMATES
               ---------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

               FOREIGN CURRENCY TRANSLATION
               ----------------------------

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

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------


NOTE 3         NET LOSS PER SHARE
SUMMARY OF     ------------------
SIGNIFICANT
ACCOUNTING     Basic and  diluted  net loss per share are  calculated  using the
POLICIES       weighted  average  number of shares of common  stock  outstanding
(continued)    during each period.  Historical  shares of common stock have been retroactively  restated to give effect to the  exchange of shares with shares of TNX Television,  Inc. in November, 2003. Since the effect of an assumed  conversion of preferred  stock and exercise
               of  all   outstanding   stock  options  and  warrants   would  be
               anti-dilutive, basic and diluted loss per share are the same.



NOTE 4         PURCHASE CONTRACT
COMMITMENTS    -----------------

               In September 2003, TNCI UK entered into a Supply agreement with Linsang Manufacturing, Inc. ("LMIC"). LMIC provides TNCI UK with a nimble, single, "turn-key" source for the design, development, integration and delivery of broadband entertainment and information systems on trains. Under the agreement, which expires December 31, 2005, the companies will work together to aggressively develop and market TNCI UK's turnkey solutions to client specification in the passenger rail market. TNCI has currently committed to purchase approximately $14,000,000 of equipment.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------


NOTE 5         Number of options exercisable into shares of common stock:
OPTIONS AND
WARRANTS



                                                         Nine Months Ended
                                                        September 30, 2004
                                           ----------------------------------------------
                                                                            Weighted
                                                                             Average
                                                             Option         Exercise
                                              Shares         Price            Price
                                           -----------    ------------     ----------
Outstanding, beginning of period            4,713,668     $ .129 - .25       $  .14
     Granted                                1,758,500     $1.14 - 2.70         1.56
     Cancelled                                   --
     Exercised                                   --
                                           ----------

Outstanding, end of period                  6,472,168      .129 - 2.70          .53

     Exercisable                            5,585,028      .129 - 2.47          .42

Weighted average remaining
     contractual life (years)                    4.96



               Number of warrants exercisable into shares of common stock:

                                               Nine Months Ended September 30, 2004
                                           ----------------------------------------------

                                                                            Weighted
                                                                             Average
                                                            Warrant         Exercise
                                              Shares         Price            Price
                                           -----------    ------------     ----------

Outstanding, beginning of year              1,195,710     $.129 - .25     $     .176
     Granted                                4,106,669     $      1.75           1.75
     Cancelled                                   --
     Exercised                                   --
                                            ---------

Outstanding, end of year                    5,302,379     .129 - 1.75           1.40

     Exercisable                            5,302,379     .129 - 1.75           1.40

Weighted average remaining
     contractual life (years)                    4.68


               During the nine months ended September 30, 2004, the Company issued options to consultants and employees of the Company. As a result, the Company recorded a charge of $444,532 during the period representing the fair value of the options issued for services.

                          TNX TELEVISION HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------


NOTE 6         The  Company  began to generate  cash from its  advertising-based
PLAN sales model in the third quarter of fiscal 2004 and these revenues will grow as the Company's installation base increases and a greater market acceptance of its medium as a viable outlet for advertisers exists. The Company believes the combination of the equity financing and cash generated from operations will provide sufficient cash resources to finance its operations and projected expansion of its marketing and research and development activities for the next 12 months. If, however, the Company is in a position to accelerate the installation of equipment in connection with new contracts with other TOCs that the Company does not currently anticipate, or if the revenues generated from its advertising-based sales model are less than the current forecast, it is possible that the Company would require more funds sooner than presently anticipated. In such event, the Company would need to obtain additional funds and cannot assure that it will be able to do so on favorable terms, if at all.

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

BUSINESS OVERVIEW

We are engaged in the development, installation and operation of in-carriage networked systems on commuter railways. We have developed an integrated solution for railway commuter services that delivers news, entertainment and information programming to passengers via the operation of an in-carriage networked system (the TNX system). We believe that we are the only company in the United Kingdom, currently with a total solution for in-train television broadcasting. Our business model is designed to make the adoption of the system very simple for railway companies. We develop, install, maintain and finance all of the necessary equipment on the trains. We also provide all content programming and revenue generation management. We intend to generate revenues by selling commercial time to advertisers that would be aired during the programming similar to conventional television broadcasting. In return, we pay the train operator a negotiated fee for the concession rights to install the TNX system on their trains. We believe that installation of our TNX system offers considerable benefits to train operators beyond the additional revenues they would receive, including the ability to offer a more entertaining passenger experience and enhanced communication of information to passengers.

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

Our initial target market of commuter trains in the UK is comprised of approximately 950 million annual passenger journeys, based on the figures published by the Strategic Rail Authority ("SRA") of the UK in September 2004. We have secured seven concession contracts covering approximately 43.6 percent of this market.

In September 2004, our wholly-owned subsidiary, TNCI UK Ltd. ("TNX UK"), secured its seventh agreement with a TOC when it entered into a contract with One Railway ("One"), a major London commuter train operator, to install the TNX television system on One's fleet of trains. One is the new rail franchise for all train services serving London Liverpool Street and the East of England operating mainline, regional and inter-urban routes. The line is part of the National Express Group, one of the leading participants in the rail and bus industry internationally and in the UK and will provide the TNX television network to the London market. One's franchise covers approximately 103 million of the passenger journeys the lines carry annually. The London market is generally considered to be the most attractive UK market for advertisers due to its size and demographics. The parties had previously announced a letter of intent on August 17, 2004. Pursuant to the definitive agreement, TNX UK has the right to install its commuter television system on the company's entire fleet of trains and operate the system for six years.

The TOCs with which we have signed agreements or a letter of intent were granted franchises to run their rail service by the SRA or its predecessor. The franchises held by Central Trains and WAGN are in effect until April 2006 and the franchise held by Silverlink is effective until October 2006. The franchises held by each of Southern, One Railway and c2c are effective until January 2008, April 2011 and May 2011, respectively, while Arriva Train Wales' franchise is in effect until December 2018.

In July 2004, the UK government announced the results of a review of the UK rail industry in a White Paper called, "The Future of the Railways", which signaled certain proposed key changes to the structure of the UK rail industry, including the closing of the SRA and the transfer of its strategic functions and financial obligations to the Department of Transport. Based on the facts that the process of renewing a franchise normally takes at least 18 months and such process has not yet begun with respect to any of the relevant franchises expiring in 2005 or 2006, we believe that current holders of the rail service franchises that expire in 2005 or 2006, and with which TNX has signed a concession agreement, could continue to hold those franchises upon the expiration of their current term. In addition, the closing of the SRA and the transfer of its functions may extend the period before which any franchise re-tendering process is commenced. Where a franchise expires before a replacement TOC is selected, the SRA has, in the past, granted a two-year extension to the incumbent TOC.

Pursuant to our concession contracts with TOCs, other than Central Trains, we are aiming to install the TNX system on all of the 116.8 million annual passenger journeys on Southern, all of the 29.9 million on c2c, 11.9 million out of the 18.0 million on Arriva Trains Wales, all of the 36.0 million on WAGN, all of the 38.1 million on Silverlink and all of the 103.4 million on One Railway.

The rollout of the system commenced on Central Trains, a leading operator of commuter trains in the UK servicing the Birmingham metro area, and will be expanded in the fourth quarter of 2004 to cover other train operators, as well as more vehicles on Central Trains. As of September 30, 2004 we are currently installed and in operation on 78 vehicles serving approximately nine million annual passenger journeys. The timing of the roll-out will be subject to, among other things, our ability to secure funding for the roll-out. As such, we are presently considering an additional equity financing. Following this financing, we will consider a listing on the Alternative Investment Market ("AIM") of the London Stock Exchange. We have retained investment bankers in the UK in order to assist with our efforts. Any securities offered will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In September 2004, we launched our commercial advertising time product, which is sold to advertisers as part of the in-carriage captive audience programming in a manner which is similar to conventional television. We entered into an agreement with a top 10 global pharmaceutical company to advertise on the TNX television network. The advertising commenced on Central Trains, Ltd. We will offer up to nine minutes of commercials per half hour journey.

At this juncture, our success in our revenue model has been limited due to the fact that we were not in service in the London market, we lacked critical customer mass from several advertisers' perspectives and we approached the advertising community only several weeks before our launch at a time when many advertising budgets had already been set for the balance of the year.

In order to enhance our selling efforts and fine tune our content offering, we plan to conduct extensive independent market research to gauge passenger retention and advertising recall to our system now that it is up and running. Previously, we had conducted a pilot phase of the TNX system on both the Birmingham and London commuter train networks, from which customer feedback had been very positive. Based on the results of a leading independent research firm, we found that the advertising recall rate during the pilot phase compared quite favorably with other mediums, including television. We believe this independent data will help sales efforts with prospective advertisers. Furthermore, the UK commuter market is made up disproportionately of passengers with very desirable demographics to advertisers - upscale, well-educated, 18 to 54 years old, who, in general, are more difficult for advertisers to reach because they watch less television than the population as a whole. We believe the TNX system presents advertisers with a new, effective means to reach a captive group with highly desirable demographics. Since we expect to establish our rates based upon conventional advertising metrics, we expect to be able to increase the fees we charge advertisers and attract more advertisers as we expand our coverage area, particularly in the London area.

We are currently in the process of changing the name of our TNX television system to "360 onboard." We have recently applied to the UK trademarks registry for registration of the "360 onboard" logo in various relevant service mark classes. Such applications are currently still pending. There are a number of "360" type marks which are the subject of prior applications or registrations in the relevant service mark classes by third parties. Even if we are not successful in obtaining a registered trademark for the "360 onboard" logo (because of, for example, prior conflicting trademarks/service marks), that does not of itself prevent us from using an unregistered trademark.

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

In July 2004, we selected LMIC, Inc. to be the manufacturer of approximately 1,100 television systems. The contract is comprised of approximately $15 million in manufacturing services, and $250,000 of engineering services. This represents the second contract that we awarded LMIC, Inc. In November 2003, we entered into a contract with LMIC pursuant to which we agreed to pay $2.4 million for LMIC to design and manufacture the first 164 television systems.

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

t 0 0 IMPAIRMENT OF LONG-LIVED ASSETS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

During the three months ended September 30, 2004 we recorded revenues of $8,497 as compared to no operating revenues for the three months ended September 30, 2003. We began generating revenues from our advertising-based sales model during the third quarter of 2004. The revenues will initially consist of sales of commercial time to advertisers interspersed during our general programming content shown to train passengers. We expect that revenues will increase as we gain a critical mass of passengers viewing our system, particularly in the London market, demonstrate passenger retention rates and advertising recall rates in live operating environments and increase our sales and marketing efforts to the advertising community. We expect to see a significant increase in revenues by the second quarter of 2005, as result of expected roll-out schedule and marketing efforts.

OPERATING EXPENSES

During the three months ended September 30, 2004, our direct and operating expenses were $2,665,459 as compared to $777,964 for the three months ended September 30, 2003, an increase of 242%. This increase was primarily due to additional expenditures related to our first TOC contract, which included an increase in personnel and associated overhead, installation and operation for 75 train cars, engineering expenditures for two other TOC contracts, as well as added corporate costs associated with becoming a public company, including engaging in investor relations activities and increased professional services fees, such as legal and accounting fees.

Our salaries and employee related expenses for the three months ended September 30, 2004 totaled $766,190 as compared to $286,232 for the three months ended September 30, 2003, a 167% increase. As of September 30, 2004, we had 35 employees, including 10 individuals hired during the quarter as compared to a total of 10 employees as of end of the three months ended September 30, 2003. Expansion of overhead during 2003 and the first half of 2004, particularly in the area of operations, engineering, finance and media management, occurred as we geared up in order to satisfy the requirements of our first TOC contract. We do not believe that a proportionate increase will be required for future contracts with TOCs.

Our general and administrative expenses for the three months ended September 30, 2004 totaled $1,586,745 as compared to $472,542 for the three months ended September 30, 2003, a 235% increase. Such increase was due to the expansion of general and administrative expenses to meet the needs of our first and future TOC contracts, including content procurement, development, and management, as well as added corporate costs associated with becoming a public company, increased professional services fees, such as legal and accounting fees in connection with, among other things, our financial audits and public filings. Other expenses of $482,190 were incurred in connection with investor relations of which, $270,740 was paid in cash and $211,450 in common stock.

During the three months ended September 30, 2004 and September 30, 2003, we did not have any research and development costs. We currently have no budget for research and development. We are, however, looking into new products to support our existing product line. Funding sources, however, would need to be developed to support those activities.

During the three months ended September 30, 2004, our non-employee sales and marketing compensation costs were approximately $34,650 as compared to approximately $48,600 for the three months ended September 30, 2003, a decrease of 29%. Spending for the three months ended September 30, 2004 was primarily in connection with the launch of the Central Trains fleet of vehicles In the three months ending September 30, 2003 the Company conducted a detailed market research project for an initial product trial with one of our prospective TOC customers while a similar initiative did not occur in the three months ended September 30, 2004.

During the three months ended September 30, 2004, we granted options to purchase a total of 1,047,500 shares of our common stock, of which 1,027,500 went to employees. Included in this grant were two grants of 10,000 options to purchase an aggregate of 20,000 shares to unaffiliated consultants. These options were valued at $4,000, the fair market value of the options based on the Black-Scholes option pricing model. During the three months ended September 30, 2003, we did not grant any options to purchase shares of our common stock.

During the three months ended September 30, 2004, we did not grant any warrants. We issued 183,000 shares of restricted stock to two groups for services related to investor relation initiatives. These shares were valued at $211,450. During the three months ended September 30, 2003, we granted warrants to purchase an aggregate of 732,881 shares of our common stock.

INTEREST EXPENSE AND INTEREST INCOME, NET

During the three months ended September 30, 2004, our interest expense and interest income, net, were $51 and $10,422 respectively, as compared to $22,359 and $238, respectively, for the three months ended September 30, 2003. Our interest expenses were related to interest paid on our investor and corporate office loans and our interest income, net, was comprised of accrued interest on our bank deposits.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

During the nine months ended September 30, 2004 we recorded revenues of $8,497 as compared to no operating revenues for the nine months ended September 30, 2003. We began generating revenues from our advertising-based sales model during the third quarter of 2004. The revenues will initially consist of sales of commercial time to advertisers interspersed during our general programming content shown to train passengers. We expect that as we gain a critical mass of passengers viewing our system particularly in the London market, demonstrate passenger retention rates and advertising recall rates in live operating environments and increase our sales and marketing efforts to the advertising community that revenues will increase. We expect to see a significant increase in revenues by the second quarter of 2005, as result of expected roll-out schedule and marketing efforts.

OPERATING EXPENSES

During the nine months ended September 30, 2004, our direct and operating expenses were $8,217,007 as compared to $2,143,732 for the nine months ended September 30, 2003, an increase of 283%. This increase was primarily due to additional expenditures related to our seven secured TOC contracts, which included an increase in personnel and associated overhead, installation and operation for 78 train cars for an initial contract, engineering costs for three TOC contracts, as well as added corporate costs associated with becoming a public company, including engaging in investor relations activities, due diligence and investigation for listing on the AIM and increased professional services fees, such as legal and accounting fees.

Our salaries and employee related expenses for the nine months ended September 30, 2004 totaled $2,067,883 as compared to $713,285 for the nine months ended September 30, 2003, a 189% increase. As of September 30, 2004, we had 35 employees, including sixteen individuals hired during the first nine months, as compared to a total of 10 employees as of September 30, 2003. Expansion of overhead during 2003 and the first nine months of 2004, particularly in the area of operations, engineering, finance and media management, occurred as we geared up in order to satisfy the requirements of our first TOC contract and follow-on contracts. We do not believe that a proportionate increase will be required for future contracts with TOCs.

Our general and administrative expenses for the nine months ended September 30, 2004 totaled $5,324,737 as compared to $1,366,997 for the nine months ended September 30, 2003, a 290% increase. Such increase was due to the expansion of general and administrative expenses to meet the needs of our first and future TOC contracts, as well as added corporate costs associated with becoming a public company, increased professional services fees, such as legal and accounting fees in connection with, among other things, our financial audits and public filings. Other expenses were incurred in connection with investor relations of $1,423,877 plus the issuance of 283,000 shares of restricted stock and an agreement with a third party to develop investor collateral material, pursuant to which we issued 25,000 options to purchase our common stock.

During the nine months ended September 30, 2004 and September 30, 2003, we did not have any research and development costs. We currently have no budget for research and development. We are, however, looking into new products to support our existing product line. Funding sources, however, would need to be developed to support those activities.

During the nine months ended September 30, 2004, our non-employee sales and marketing compensation costs were approximately $121,300 as compared to approximately $79,100 for the nine months ended September 30, 2003, an increase of 53%. During the first nine months of 2004, we utilized the services of a third party public relation firm to assist us in managing press and railway passenger interest in the system and conducted market research for a prospective TOC. The increase in spending was primarily due to increased activity in connection with the launch of the Central Trains' fleet and nine months of support from a third party public relations firm.

During the nine months ended September 30, 2004, we granted options to purchase a total of 1,758,500 shares of our common stock. Nicolas Rogerson, a non-employee Director, was granted options to purchase 250,000 shares of common stock at an exercise price of $1.25 per share for his services as a director, Board committee member and consultant. The options granted to Mr. Rogerson were valued at $350,000. An employee was granted options to purchase 125,000 shares of common stock at an exercise price of $1.35 per share for recognition of services to the Company. The options granted to the employee resulted in a recorded compensation expense of $68,750. We granted options to purchase an aggregate of 30,000 shares to an unaffiliated consultant. These options were valued at $11,000, the fair market value of the options based on the Black-Scholes option pricing model. We granted options to purchase an aggregate of 25,000 shares to an unaffiliated consultant. These options were valued at $10,782, the fair market value of options based on the Black-Scholes option pricing model. We also issued 283,000 shares of restricted stock to unaffiliated consultants for investor relations services. These shares were valued at $363,000. During the nine months ended September 30, 2003, we did not grant any options to purchase shares of our common stock.

During the nine months ended September 30, 2004, we granted warrants to purchase an aggregate of 4,106,669 shares as part of the 5% Series A convertible preferred stock private placement offering that was concluded on April 28, 2004, of which 3,733,338 warrants to purchase shares were issued to purchasers of the 5% Series A convertible preferred stock. The remaining warrants to purchase 373,331 shares were issued to the placement agents. These placement agent warrants were valued at $437,000, the fair market value of the warrants based on the Black-Scholes option pricing model. We also issued 150,000 shares of restricted stock to an unaffiliated consultant for services related to the private placement. These shares were valued at $375,000. During the nine months ended September 30, 2003, we granted warrants to purchase an aggregate of 1,130,984 shares of our common stock.

During the nine months ended September 30, 2004, we issued to investors 10,080 shares of 5% Series A convertible preferred stock with a stated value of $1,000 per share, convertible into an aggregate of 7,466,664 shares of our common stock at a conversion price of $1.35 and warrants to purchase an aggregate of 3,733,338 shares of common stock at an exercise price of $1.75 per share. As of September 30, 2004, 2,056 shares of 5% Series A convertible preferred stock had been converted into 1,522,963 shares of common stock. As of November 8, 2004, 2,406 shares of 5% Series A convertible preferred stock had been converted into 1,782,222 shares of common stock.

Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. We may pay the dividends, at our option, either in cash or shares of common stock. For the nine months ended September 30, 2004 we elected to pay the dividend in the form of common stock and as such issued 168,973 shares of common stock.

INTEREST EXPENSE AND INTEREST INCOME, NET

During the nine months ended September 30, 2004, our interest expense and interest income, net, were $80 and $29,994 respectively, as compared to $25,725 and $1,270, respectively, for the nine months ended September 30, 2003. Our interest expenses were related to interest paid on our investor and corporate office loans and our interest income, net, was comprised of accrued interest on our bank deposits.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. At September 30, 2004, we had working capital deficiency (current assets less current liabilities) of $269,674, as compared to a working capital deficiency of $1,572,917 as of December 31, 2003. As of September 30, 2004, we had an accumulated deficit of $15,868,004. We anticipate that we will continue to incur operating and net losses for the foreseeable future.

At September 30, 2004, we had cash, cash equivalents and short-term deposits of $677,474 as compared to $90,947 at December 31, 2003.

Capital expenditures for the nine months ended September 30, 2004 were $3,764,080 as compared to capital expenditures of $359,207 for the nine months ended September 30, 2003. This capital investment represents expenditures made on product development and equipment required for the first TOC contract. This increase was primarily due to our investment in proprietary player software to ensure seamless content transition between segments and in the engineering of our system to meet the stringent railway regulatory environment. We have outstanding capital commitments of approximately $14,000,000 for the purchase of product and equipment required for our TOC contracts.

We generated negative cash flow from operating activities of $7,359,067 during the nine months ended September 30, 2004, as compared to $1,226,513 during the nine months ended September 30, 2003. This increase in negative cash flow was primarily due to our expansion of the organization and associated overhead related to performing our initial TOC contract, work on our second and third TOC contracts, acquisition and development of programming content, purchase and installation of equipment for on-train product trials on seventy-eight cars, and added corporate costs associated with becoming a public company, including investor relations and increased professional services fees, such as legal and accounting fees.

To date, we have financed our operations with cash from financing activities totaling approximately $18,388,259. For the nine months ended September 30, 2004, we received $11,638,384 in net cash proceeds from financing activities, primarily from the private placement of securities described in PART II, Item 2 below. As of September 30, 2004, we had no bank line of credit and had no commercial loans.

On April 28, 2004, we completed a private placement of securities in which we raised approximately $10,080,000 in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds to us of approximately $9,300,000 after deducting the placement agent fees and other expenses related to the private placement. We used a portion of the net proceeds from the financing to repay approximately $850,000 of indebtedness to certain of our affiliates. The remainder is being used for general corporate purposes and working capital. We began to generate cash from our advertising-based sales model in the third quarter of fiscal 2004 and we expect these revenues will grow as our installation base increases and a greater market acceptance of our medium as a viable outlet for advertisers exists.

Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. We may pay the dividends, at our option, either in cash or shares of common stock. On September 30, 2004, we elected to pay the dividend in the form of common stock and as such, issued 104,801 shares of common stock.

As a result of higher costs associated in the roll-out of our initial contract, delays regarding the start of revenue generation from advertising sales, increased costs associated with our initial contract and higher than expected costs to being a public entity, we will require more funds during the fourth quarter of 2004 .We are considering other alternatives for financing, which may include public or private equity financings. As an interim measure we are anticipating raising $700,000 through a bridge financing. As of November 13, we have received $575,000 of which $450,000 was from related parties, including $200,000 from Irwin Gross, our Chairman and CEO and $250,000 from Platinum Partners, a 5% shareholder. The loans carry a 7 percent interest rate and 25 percent warrant coverage. The price of the warrants will be tied to a future equity financing of $7 million or more should such a financing occur. There can be no assurance that such additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back further or discontinued.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

After giving effect to a private placement, which closed on April 28, 2004, we had outstanding 47,940,860 shares of common stock and 10,080 shares of 5% Series A convertible preferred stock, convertible into an aggregate of approximately 7,466,664 shares of common stock, outstanding warrants to purchase an aggregate of 7,026,804 shares of common stock and outstanding options to purchase an aggregate of 4,747,743 shares of common stock. As of September 30, 2004, certain holders of our preferred stock have converted an aggregate of 2,056 shares of such preferred stock into 1,522,963 shares of common stock subsequent to the filing of the prospectus covering resale of such shares of common stock on June 15, 2004. As of November 8, 2004, certain holders of our preferred stock have converted an aggregate of 2,406 shares of such preferred stock into 1,782,222 shares of common stock.

Each share of Series A preferred stock entitles the holder to receive a 5% cumulative dividend payable quarterly in arrears within three trading days of each of March 31, June 30, September 30 and December 31. We may pay the dividends, at our option, either in cash or shares of common stock. For the nine months ended September 30, 2004 we elected to pay the dividend in the form of common stock and as such issued 168,973 shares of common stock.

We issued a total of 183,000 shares of restricted stock to two groups for services related to investor relation initiatives.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 12, 2004,  Stephen  Ollier  advised the Board of  Directors  orally at a
Board meeting that he was resigning as a Director of the Company. Previously, Mr. Ollier was given notice with respect to his employment as Managing Director of TNX UK.

On August 16, 2004, we entered into an employment agreement with Irwin Gross, our Chairman, President and Chief Executive Officer, pursuant to which Mr. Gross has agreed to devote at least 60 percent of his time to us. Mr. Gross will receive a salary of $300,000 and an annual targeted bonus of 100% of his salary upon the achievement of certain specified goals and will be eligible to participate in our employee benefit plans available to our full time employees and their families. Mr. Gross' employment is terminable by notice by him or us. If the agreement is terminated by us without cause or by Mr. Gross with good reason (as defined in the agreement), he shall be entitled to 12 months' salary and a bonus of up to a specified amount, continue to participate in our employee benefit plans and all of his unvested stock options will fully vest. If the agreement is terminated in other circumstances, his participation in these plans will cease in accordance with the terms of those plans.

On August 16, 2004, we entered into a service agreement with David Shevrin, Vice President of Strategic Planning and Finance and Corporate Secretary, under which he will devote his full business time and energies to us and have agreed to pay David Shevrin a salary of $180,000. Mr Shevrin is also entitled to an annual targeted bonus of 60% of his salary upon the achievement of certain specific goals agreed with us and will be eligible to participate in our employee benefit plans or programs available to our full time employees and their families. Mr Shevrin's employment is terminable by notice by him or us. If the agreement is terminated by us without cause or by Mr. Shevrin with good reason (as defined in the agreement), he shall be entitled to 50% of his annual salary, increasing by 8.33% for each year of service; up to 100% for six or more years and bonus of up to a specified amount and to continue to participate in our employee benefit plans and programs and all unvested options will fully vest. If the agreement is terminated in other circumstances, his participation in these plans and programs will cease in accordance with the terms of those plans.

On August 2, 2004, we entered into a letter agreement with Carl J. Yankowski, one of our non-employee directors, in order to confirm the terms of his directorship for a one year term commencing July 28, 2004 or until our next annual meeting of stockholders during which time all of our current directors will stand reelection. Mr. Yankowski is currently Chairman and CEO of Majesco Holdings, Inc. He will serve as Chairman of the Compensation Committee and as a member of the Audit and Corporate Governance/ Nominating committees. Mr. Yankowski was granted stock options to purchase up to 60,000 shares of our common stock at an exercise price of $1.51 per share. In addition, Mr. Yankowski shall receive $1,250 in monthly fees, which will increase to $2,500 after such time as we secure equity financing of at least $18 million.

On September 12, 2004, Lance Silver resigned from the Board of Directors of the Registrant. Mr. Silver cited prior commitments related to his own business enterprises as the reason for his resignation.

ITEM 6. EXHIBITS

The following exhibits are being filed with this Report:

Exhibit Number   Description
--------------   -----------

     10.1        Employment Agreement by and between the Registrant and Irwin L.
                 Gross, dated as of August 16, 2004 *

     10.2        Employment Agreement by and between the Registrant and David N.
                 Shevrin, dated as of August 16, 2004 *

     10.3        Letter Agreement by and between the Registrant and Carl J.
                 Yankowski, dated as of August 2, 2004 * 31.1 Certification of Chief Executive Officer *

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

                                       TNX TELEVISION HOLDINGS, INC.

Dated:  November 15, 2004              By: Irwin L. Gross
                                           --------------
                                           Irwin L. Gross
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  November 15, 2004              By: Norman Fetterman
                                           ----------------
                                           Norman Fetterman
                                           Chief Financial Officer,
                                           (Principal Financial and
                                           Accounting Officer)